Form 10-Q
period 1995-06-30
STAR TECHNOLOGIES INC
filed 1995-08-11
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1995                  Commission File Number 0-13318



                            STAR TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



            Delaware                                            93-0794452
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                                 515 Shaw Road
                           Sterling, Virginia  20166
                   (Address of principal executive offices)
                                  (Zip Code)


                                (703) 689-4400
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No



    19,880,244 shares of Common Stock were outstanding as of June 30, 1995.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                           (In thousands, except per share data)
                                                                        Three Months Ended
                                                                             June 30,

                                                                         1995      1994

Revenue (includes revenue from GEMS of $2,180 and $5,433)               $2,576    $5,907
Cost of revenue                                                          1,356     3,890

Gross margin                                                             1,220     2,017

Operating expenses
  Research and development                                                 677       870
  Selling, general and administrative                                    1,014     1,062
  Recognition of accumulated foreign translation gain                        -      (494)

    Total operating expenses, net                                        1,691     1,438

Operating income (loss)                                                   (471)      579

Interest income, net                                                       137        23

Net income (loss) before provision for income taxes                       (334)      602

Provision for income taxes                                                   -         -

Net income (loss)                                                       $ (334)   $  602
                                                                        ======    ======




Net income (loss)                                                       $ (334)   $  602
Preferred stock dividend requirement                                      (298)     (516)
Repurchase of preferred stock                                            4,954         -

  Net income applicable to common shares                                $4,322    $   86
                                                                        ======    ======

Earnings per share:
  Per common and common equivalent share                                $  .22    $  .00
                                                                        ======    ======
  Assuming full dilution                                                $  .15    $  .02
                                                                        ======    ======

               See accompanying notes to consolidated financial statements.

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                                        June 30,  March 31,
Assets                                                                    1995      1995
Current assets
  Cash (includes restricted cash of $427 and $530)                      $   651   $ 1,353
  Short-term investments                                                  7,550     7,900
  Accounts receivable, net (includes GEMS receivable of $10 and $91)        103       248
  Inventory, net                                                          1,558     2,462
  Other current assets                                                       69        70
    Total current assets                                                  9,931    12,033

Property and equipment, net                                                 625       698
Other assets                                                                265       289

    Total assets                                                        $10,821   $13,020
                                                                        =======   =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                      $   435   $   893
  Accrued payroll and related benefits                                      576       615
  Other accrued liabilities                                                 915     1,089
  Notes payable and capital lease obligations                                30        37
    Total current liabilities                                             1,956     2,634

Capital lease obligations, net of current portion                             7        12

    Total liabilities                                                     1,963     2,646
Commitments and contingencies                                                 -         -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 46,900
      shares issued; 46,900 shares outstanding; aggregate
      liquidation preference of $1,688                                        1         1
    Series B convertible; 120,117 shares designated; 59,584 and
      87,513 shares issued; 59,584 and 87,513 shares outstanding;
      aggregate liquidation preference of $5,958 and $8,751                   1         1
    Series C convertible; 80,079 shares designated; 39,723 and
      58,343 shares issued; 39,723 and 58,343 shares outstanding;
      aggregate liquidation preference of $3,972 and $5,834                   1         1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    19,927,035 and 19,919,035 shares issued; 19,880,244 and
    19,872,244 shares outstanding                                           199       199
  Additional paid-in capital                                             63,446    64,628
  Treasury stock, at cost; 46,791 shares                                   (201)     (201)
  Retained deficit                                                      (54,589)  (54,255)

    Total stockholders' equity                                            8,858    10,374

    Total liabilities and stockholders' equity                          $10,821   $13,020
                                                                        =======   =======

               See accompanying notes to consolidated financial statements.

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (In thousands)

                                                                        Three Months Ended
                                                                             June 30,

                                                                          1995      1994

Cash flows from (used for) operating activities
  Net income (loss)                                                     $ (334)   $  602

Adjustments to reconcile net income (loss) to net cash
  from (used for) operating activities
    Depreciation and amortization                                           86       417
    Gain on recognition of translation adjustment                            -      (494)
    Decrease in restricted cash                                            103         -
    Decrease in accounts receivable                                        145       929
    Decrease in inventory                                                  904       479
    (Increase) decrease in other current assets                              1       (10)
    Decrease in accounts payable                                          (458)      (51)
    Increase (decrease) in accrued liabilities                            (213)       65

Net cash from operating activities                                         234     1,937

Cash flows from (used for) investing activities
    Capital expenditures                                                    (7)      (69)
    Other investing activities, net                                         18        11

                                                                            11       (58)

Cash flows from (used for) financing activities
    Decrease in notes payable and capital lease obligations                (12)      (30)
    Repurchase of preferred stock                                       (1,187)        -
    Proceeds from stock option exercises                                     5         1

                                                                        (1,194)      (29)

Net increase (decrease) in cash and equivalents                           (949)    1,850

Cash and equivalents, beginning of period                                8,723     1,776

Cash and equivalents, end of period                                     $7,774    $3,626
                                                                        ======    ======

               See accompanying notes to consolidated financial statements.

                   STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Star Technologies, Inc. (the "Company") develops, manufactures, markets and services high-performance scientific computer systems and is a value-added manufacturer of integrated solutions for the imaging information systems market. The Company's products are sold to customers in the United States, Canada and major European markets.


NOTE 1 - Financial Information

     The interim financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The interim consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K, Commission file number 0-13318, for the fiscal year ended March 31, 1995.

     Certain fiscal 1995 amounts have been reclassed for comparative purposes.


NOTE 2 - Revenue Recognition for Long-Term Contracts

     Revenue on the Company's long-term contract, which was completed during fiscal 1995, is recorded under the percentage-of-completion method of accounting. Under this method, revenue is recognized based on contract costs incurred to date compared with total estimated contract costs. Contract costs include labor and benefits, materials and allocations of indirect costs. Losses on long-term contracts are recognized when they become known.


NOTE 3 - Short-Term Investments

     The Company's short-term investments consist entirely of commercial paper. These investments, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value.


NOTE 4 - Inventory

     Inventory is stated at the lower of cost (first-in, first-out basis) or market. All classifications of inventory include materials and an allocation of manufacturing overhead. Systems-in-process and completed systems include an allocation of labor.

     The major classifications of inventory are as follows (in thousands):

                                         June 30,      March 31,
                                           1995          1995

     Components and subassemblies        $1,274        $1,973
     Systems-in-process                     270           413
     Completed systems                       14            76

                                         $1,558        $2,462
                                         ======        ======

     Approximately $400,000 of inventory at June 30, 1995 and March 31, 1995 relates to a lot terminated for the convenience of the government during fiscal 1994 under a long-term subcontract under the United States Navy's SH-60 Program. The Company has submitted a claim for recovery of related costs and inventory and is actively working with the government and the prime contractor toward settlement of the claim.


NOTE 5 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $78,000 and $74,000 at June 30, 1995 and March 31, 1995, respectively.


NOTE 6 - Sales to General Electric Medical Systems ("GEMS")

     The Company's revenue from shipments and related services of ST-RP's to GEMS totaled $2.2 million and $5.4 million for the quarters ended June 30, 1995 and 1994, respectively. In January 1995, the Company filed a demand for arbitration against GEMS brought under a development and technology transfer agreement with GEMS (the "Development Agreement"). (See Note 10.) During May 1995, GEMS ceased purchasing such products from the Company.


NOTE 7 - Notes Payable and Capital Lease Obligations

     In October 1994, the Company extended its revolving credit note agreement, which operates as a line of credit, with its current bank through September 30, 1995. The note agreement was amended in April 1995 and permits borrowings of up to $1.5 million, subject to existing accounts receivable levels, and bears interest at prime plus 0.5%. Borrowings under the agreement are secured by substantially all of the assets of the Company, and are subject to certain conditions and financial covenants, including restrictions on the payment of dividends on common stock. As of June 30, 1995, the Company was in compliance with the covenants in the note agreement. There were no borrowings under the agreement at June 30, 1995 and March 31, 1995. The Company's remaining short- and long-term obligations relate entirely to capital lease obligations.

     As a result of the expected reduction in the Company's level of operations in fiscal 1996 due to the cessation of GEMS purchases, the level of available borrowings under the note agreement may be limited. However, the Company expects to generate sufficient cash, through its current cash and short-term investments position and through operations, to meet its fiscal 1996 operating requirements. In the event that the Company requires more funds than those provided through current financing and internally generated cash, there can be no assurance that the Company would be successful in raising new capital from external sources.

     There was no interest paid during the quarter ended June 30, 1995. Interest paid during the three months ended June 30, 1994 was $3,000.


NOTE 8 - Repurchase of Preferred Stock

     In March and April, 1995, the Company repurchased and retired 46% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from two of the three preferred shareholders. In the March transaction, the Company paid $950,000 for 37,240 shares of the Preferred Stock which had a redemption price of more than $4.9 million, including cumulative undeclared dividends of $1.2 million. In the April transaction, the Company paid $1.2 million for 46,549 shares of the Preferred Stock which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing the earnings per share for the quarter ended June 30, 1995, the April transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed preferred stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.


NOTE 9 - Translation of Foreign Currencies

     Operating accounts of the Company's foreign subsidiaries are translated into U.S. Dollars using average currency exchange rates during the year. Statements of financial position are translated using the applicable exchange rates in effect at the end of the reporting period. Adjustments resulting from translation of foreign financial statements are reported as a component of consolidated stockholders' equity.

     Due to the significant reduction of its foreign business and the closing of its European offices, the Company recognized an accumulated foreign translation gain of $494,000 in the first quarter of fiscal 1995. The gain is reflected as a reduction of selling, general and administrative expense in the fiscal 1995 Consolidated Statement of Operations.


NOTE 10 - Commitments and Contingencies

     In July 1991, the Company filed a lawsuit against Ronald G. Walters ("Walters") in the United States District Court for the Northern District of Ohio alleging breach of contract arising from Walters' interference with the Company's ownership of a certain technology used in its reconstruction processor business. Walters alleged ownership of the technology, and in a counterclaim filed in August 1991, sought unstated damages and a declaratory judgment regarding the disputed technology. In April 1995, a trial was held in the United States District Court for the Northern District of Ohio on the Company's claim for breach of contract against Walters and Walters' counterclaim for breach of contract against the Company. On April 24, 1995, a jury returned a verdict for Walters, finding in his favor on his claim for breach of contract and against Star on its claim for breach of contract. The jury found that Walters does not have an obligation to assign his ownership rights in the disputed technology to Star. On June 13, 1995, Walters filed a separate lawsuit against the Company, its Directors and certain officers in the

United States District Court for the Northern District of Ohio alleging patent infringement and unjust enrichment in connection with the Company's use of the disputed technology. Walters seeks damages of $67,500,000, trebling of any damages awarded, and an injunction that would prohibit the Company from using the disputed technology. Management believes it has valid defenses to this claim.

     On January 25, 1995, the Company filed a demand for arbitration (the "Demand") with the Commercial Arbitration Tribunal of the American Arbitration Association requesting arbitration of certain contract claims against GEMS brought under the Development Agreement. The Development Agreement obligates GEMS to purchase its requirements for up to 900 reconstruction processors from the Company and to pay royalties for certain reconstruction processors that GEMS has the right to produce under the Agreement. GEMS has developed its own reconstruction processor instead of purchasing the Company's. As discussed in
Note 6, in May 1995, GEMS ceased ordering reconstruction processors from the Company. Additionally, GEMS has informed the Company that GEMS intends to use in its reconstruction processors certain technology in which the Company has a proprietary interest. The Company believes that the Agreement prohibits such use. Accordingly, the Demand alleges that GEMS has breached its obligation to purchase its requirements for reconstruction processors from the Company and has breached its obligation not to use certain proprietary technology in its reconstruction processors. The Company is seeking monetary damages from GEMS and a permanent injunction prohibiting GEMS from selling, marketing or distributing GEMS' reconstruction processors. The arbitration claim is expected to be heard by early Fall 1995.

PART I.  FINANCIAL INFORMATION CONT'D

     Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition

Results of Operations

     The Company previously reported in its Forms 10-Q for the quarters ended June 30, 1994, September 30, 1994 and December 31, 1994; and in its Form 10-K for the year ended March 31, 1995 that General Electric Medical Systems ("GEMS") had informed the Company that GEMS intended to phase into full production a reconstruction processor it was developing and to phase out purchases of the Company's most recently developed reconstruction processor, the ST-RP. GEMS informed the Company that it did not intend to purchase additional units after May 1995. Accordingly, the Company has no outstanding orders from GEMS. The Company believes that GEMS is obligated, under the terms of the Development and Technology Transfer Agreement between the Company and GEMS (the "GEMS Agreement"), to continue to obtain its requirements for reconstruction processors from the Company. In January 1995, the Company filed a demand for arbitration in accordance with the terms of the GEMS Agreement. The arbitration claim is expected to be heard by early Fall 1995. There can be no assurances that the Company will prevail in its arbitration claim against GEMS, or that a favorable outcome would result in additional sales to GEMS or damages payable to the Company.

     Revenue for the first quarter of fiscal 1996 decreased 56% from the comparable prior year quarter, primarily due to lower sales to GEMS. Revenue from sales to GEMS totalled $2.2 million and $5.4 million for the quarters ended June 30, 1995 and 1994, respectively.

     The gross margin percentage for the quarter ended June 30, 1995 increased to 47% from 34% for the same quarter a year ago, primarily due to cost reductions achieved beginning in the second quarter of fiscal 1995 on the medical imaging product sold to GEMS, in addition to the completion of a low margin, long-term sub-contract in the fourth quarter of fiscal 1995.

     Research and development ("R&D") expense for the first quarter of fiscal 1996 decreased 22% from the prior year quarter. The decrease is primarily attributable to lower costs as a result of the sale of the Graphicon division in March 1995. The Company has concentrated its R&D efforts over the past year-and-a-half exploring growth opportunities in the medical imaging business in which the Company has over ten years of experience. The Company has targeted the medical information system market, including both medical reporting and digital medical imaging and communications systems. In May 1995, the Company received Food and Drug Administration approval to market the Image Management Server, one of the Company's new products. Due to the nature of its business, the Company expects R&D expense to continue to be a significant operating expense.

     Selling, general and administrative expense for the first quarter of fiscal 1996 decreased 4% from the same quarter a year ago. During the three-month period ended June 30, 1995 and 1994, the Company earned $137,000 and $23,000, respectively, of net interest income on its short-term investments. There were no borrowings against the bank line of credit at June 30, 1995 or March 31, 1995.

     In response to the elimination of reconstruction processor sales to GEMS, the Company, in early June 1995, reduced its workforce approximately 30%, affecting manufacturing, engineering and administrative departments. Resultant cost reductions will occur beginning with the second quarter of fiscal 1996.


Liquidity and Capital Resources

     The Company generated cash flow from operating activities of $234,000 for the quarter ended June 30, 1995, primarily as a result of decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued liabilities.

     In October 1994, the Company extended its revolving credit note agreement, which operates as a line of credit, with its current bank through September 30, 1995. The note agreement was amended in April 1995 and permits borrowings of up to $1.5 million, subject to existing accounts receivable levels, and bears interest at prime plus 0.5%. Borrowings under the agreement are secured by substantially all of the assets of the Company, and are subject to certain conditions and financial covenants. As of June 30, 1995, the Company was in compliance with the covenants in the note agreement. There were no borrowings under the agreement at June 30, 1995.

     As previously discussed in Results of Operations, GEMS, the Company's major customer, informed the Company that it would not purchase additional ST-RP units from the Company after May 1995. Revenue from GEMS accounted for 85% of total revenue in the first quarter of fiscal 1996. The Company does not anticipate any additional orders from GEMS for the ST-RP product.

     The Company continues to work on its new products in the imaging and information systems market and anticipates bringing new products to market during the third quarter of fiscal 1996. The Company can give no assurances that the new products will be accepted in the market place or will significantly offset the lost revenue from GEMS. The Company continues to review business opportunities and new products that build on the Company's experience.

     In March and April, 1995, the Company repurchased and retired 46% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from two of the three preferred shareholders. In the March transaction, the Company paid $950,000 for 37,240 shares of the Preferred Stock which had a redemption price of more than $4.9 million, including cumulative undeclared dividends of $1.2 million. In the April transaction, the Company paid $1.2 million for 46,549 shares of the Preferred Stock which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing earnings per share for the quarter ended June 30, 1995, the April transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed preferred stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.

     For the remaining preferred shareholder, General Electric Company ("GE"), the Preferred Stock accrues dividends at a rate of 10% per annum. The dividend rate is subject to scheduled annual increases of an additional 2% on each of June 1, 1995 and June 1, 1996, and shall further increase by 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the remaining Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, and will be calculated at 14% per annum for the subsequent year. To the extent declared, such dividends would be payable quarterly in the amount of $298,000 in cash. Unpaid cumulative dividends in arrears on the remaining Preferred Stock total $3.6 million as of June 30, 1995. The Company has suspended discussions with GE regarding the remaining Preferred Stock, pending resolution of the arbitration concerning the GEMS Agreement referred to above.

     As discussed in Note 10 to the unaudited interim Consolidated Financial Statements, on June 13, 1995, Ronald Walters filed a claim against the Company for patent infringement and unjust enrichment. While the Company cannot predict the likely outcome of this matter at this time, a judgment against the Company could have a material adverse impact on the Company's results of operations and liquidity. Management believes that it has valid defenses against this claim.

     The Company expects to generate sufficient cash, through its current cash and short-term investment position and through operations, to meet its fiscal 1996 operating requirements. In the event that the Company requires more funds than those provided through current financing and internally generated cash, there can be no assurance that the Company would be successful in raising new capital from external sources.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     See Part I, Item 1, Note 10.

     Item 3.  Defaults Upon Senior Securities

     The Company's Series B and C Senior Preferred Stock (the "Preferred Stock") issued in May 1990 accrues dividends at a rate of 10% per annum. The dividend rate is subject to scheduled annual increases of an additional 2% on each of June 1, 1995 and June 1, 1996, and shall further increase by 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the remaining Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, and will be calculated at 14% per annum for the subsequent year. To the extent declared, such dividends would be payable quarterly in the amount of $298,000 in cash. Unpaid cumulative dividends in arrears on the remaining Preferred Stock total $3.6 million as of June 30, 1995. The Company has suspended discussions regarding the remaining Preferred Stock with the holder, GE, pending resolution of the arbitration concerning the GEMS Agreement referred to above.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit No. 11 - Statement Regarding Computation of Per Share Earnings

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STAR TECHNOLOGIES, INC.


Dated:  August 11, 1995                     /s/ Robert C. Compton
                                            Robert C. Compton
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer and Director

                                            /s/ Brenda A. Potosnak
                                            Brenda A. Potosnak
                                            Controller, Treasurer, Secretary
                                            and Principal Accounting Officer