Form 10-Q
period 1995-12-31
STAR TECHNOLOGIES INC
filed 1996-02-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended December 31, 1995             Commission File Number 0-13318



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

                            Yes   X         No



  19,880,244 shares of Common Stock were outstanding as of December 31, 1995.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                            STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)
                              (In thousands, except per share data)
                                                        Three Months Ended   Nine Months Ended
                                                           December 31,        December 31,
                                                          1995      1994      1995      1994

Revenue (includes revenue from GEMS of $10, $4,486      $   875   $ 4,905   $ 3,956   $16,774
  and $2,288, $15,481)
Cost of revenue                                             672     2,694     2,347    10,304

Gross margin                                                203     2,211     1,609     6,470

Operating expenses
  Research and development                                  457       979     1,585     2,761
  Selling, general and administrative                     1,011     1,064     2,873     3,313
  Recognition of accumulated foreign translation gain         -         -         -      (494)

    Total operating expenses, net                         1,468     2,043     4,458     5,580

Operating income (loss)                                  (1,265)      168    (2,849)      890

Interest income, net                                         97        65       348       130
Other income (expense), net                                   3         -        38       (14)

Net income (loss) before provision for income taxes      (1,165)      233    (2,463)    1,006

Provision for income taxes                                    -         -         -         -

Net income (loss)                                       $(1,165)  $   233   $(2,463)  $ 1,006
                                                        =======   =======   =======   =======




Net income (loss)                                       $(1,165)  $   233   $(2,463)  $ 1,006
Preferred stock dividend requirement                       (348)     (516)     (994)   (1,548)
Repurchase of preferred stock                                 -         -     4,954         -

  Net income (loss) applicable to common shares         $(1,513)  $  (283)  $ 1,497   $  (542)
                                                        =======   =======   =======   =======

Earnings (loss) per share:
  Per common and common equivalent share                $  (.08)  $  (.01)  $   .08   $  (.03)
                                                        =======   =======   =======   =======
  Assuming full dilution                                $  (.08)  $  (.01)  $   .08   $  (.03)
                                                        =======   =======   =======   =======

                  See accompanying notes to consolidated financial statements.

                            STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                           (Unaudited)
                                (In thousands, except share data)
                                                                         Dec. 31,    March 31,
Assets                                                                     1995        1995
Current assets
  Cash (includes restricted cash of $89 and $530)                        $   207     $ 1,353
  Short-term investments                                                   5,858       7,900
  Accounts receivable, net (includes GEMS receivable of $3 and $91)          163         248
  Inventory, net                                                             999       2,462
  Other current assets                                                        95          70
    Total current assets                                                   7,322      12,033

Property and equipment, net                                                  537         698
Other assets                                                                 217         289

    Total assets                                                         $ 8,076     $13,020
                                                                         =======     =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                       $   496     $   893
  Accrued payroll and related benefits                                       321         615
  Other accrued liabilities                                                  513       1,089
  Notes payable and capital lease obligations                                 17          49
    Total current liabilities                                              1,347       2,646

Commitments and contingencies                                                  -           -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 46,900
      shares issued; 46,900 shares outstanding; aggregate
      liquidation preference of $1,688                                         1           1
    Series B convertible; 120,117 shares designated; 59,584 and
      87,513 shares issued; 59,584 and 87,513 shares outstanding;
      aggregate liquidation preference of $5,958 and $8,751                    1           1
    Series C convertible; 80,079 shares designated; 39,723 and
      58,343 shares issued; 39,723 and 58,343 shares outstanding;
      aggregate liquidation preference of $3,972 and $5,834                    1           1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    19,927,035 and 19,919,035 shares issued; 19,880,244 and
    19,872,244 shares outstanding                                            199         199
  Additional paid-in capital                                              63,446      64,628
  Treasury stock, at cost; 46,791 shares                                    (201)       (201)
  Retained deficit                                                       (56,718)    (54,255)

    Total stockholders' equity                                             6,729      10,374

    Total liabilities and stockholders' equity                           $ 8,076     $13,020
                                                                         =======     =======

                   See accompanying notes to consolidated financial statements.


                             STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                          (In thousands)

                                                                          Nine Months Ended
                                                                            December 31,

                                                                           1995        1994

Cash flows from (used for) operating activities
  Net income (loss)                                                      $(2,463)    $1,006

Adjustments to reconcile net income (loss) to net cash
  from (used for) operating activities
    Depreciation and amortization                                            241      1,094
    Gain on recognition of translation adjustment                              -       (494)
    Decrease in restricted cash                                              441          -
    Decrease in accounts receivable                                           85      2,182
    Decrease in inventory                                                  1,463      1,624
    Increase in other current assets                                         (25)       (23)
    Decrease in accounts payable                                            (397)      (115)
    Increase (decrease) in accrued liabilities                              (870)       490

Net cash from (used for) operating activities                             (1,525)     5,764

Cash flows from (used for) investing activities
    Capital expenditures                                                     (65)      (328)
    Other investing activities, net                                           57         12

                                                                              (8)      (316)

Cash flows from (used for) financing activities
    Decrease in notes payable and capital lease obligations                  (32)       (88)
    Repurchase of preferred stock                                         (1,187)         -
    Proceeds from stock option exercises                                       5          1

                                                                          (1,214)       (87)

Net increase (decrease) in cash and equivalents                           (2,747)     5,361

Cash and equivalents, beginning of period                                  8,723      1,776

Cash and equivalents, end of period                                      $ 5,976     $7,137
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


NOTE 1 - Financial Information

     The interim financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     The major classifications of inventory are as follows (in thousands):

                                          Dec. 31,      March 31,
                                            1995          1995

     Components and subassemblies           $936         $1,973
     Systems-in-process                       34            413
     Completed systems                        29             76

                                            $999         $2,462
                                            ====         ======

     Approximately $400,000 of inventory at March 31, 1995 related to a lot terminated for the convenience of the government during fiscal 1994 under a long-term subcontract under the United States Navy's SH-60 Program. The Company submitted a claim for recovery of related costs and inventory. During December 1995, the Company received a payment on the claim covering certain related costs and the full cost of inventory. The Company is actively working with the government and the prime contractor toward final settlement of the claim.


NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $21,000 and $74,000 at December 31, 1995 and March 31, 1995, respectively.


NOTE 5 - Sales to General Electric Medical Systems ("GEMS")

     The Company's revenue from shipments of ST-RP's and related services to GEMS totaled $10,000 and $4.5 million for the quarters ended December 31, 1995 and 1994, respectively. For the nine months ended December 31, 1995 and 1994, revenue from GEMS totaled $2.3 million and $15.5 million, respectively. During May 1995, GEMS ceased purchasing such products from the Company. In January 1995, the Company filed a demand for arbitration against GEMS brought under a development and technology transfer agreement with GEMS (the "Development Agreement"). The arbitration claim is expected to be resolved by the end of the fiscal year. (See Note 8.)


NOTE 6 - Notes Payable and Capital Lease Obligations

     On September 30, 1995, the Company's revolving credit note agreement expired and was not renewed. The Company had not borrowed under this agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not currently need borrowing availability to meet its anticipated operating requirements, the Company is in discussion with several banks regarding potential credit agreement arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations.

     The Company expects to have sufficient cash, through its current cash and short-term investments position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.


NOTE 7 - Repurchase of Preferred Stock

     In March and April, 1995, the Company repurchased and retired 46% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from two of the three preferred shareholders. In the March transaction, the Company paid $950,000 for 37,240 shares of the Preferred Stock which had a redemption price of more than $4.9 million, including cumulative undeclared dividends of $1.2 million. In the April transaction, the Company paid $1.2 million for 46,549 shares of the Preferred Stock which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing the earnings per share for the nine-month period ended December 31, 1995, the April transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed Preferred Stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.


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

     On January 25, 1995, the Company filed a demand for arbitration (the "Demand") with the Commercial Arbitration Tribunal of the American Arbitration Association requesting arbitration of certain contract claims against GEMS brought under the Development Agreement. The Development Agreement obligates GEMS to purchase its requirements for up to 900 reconstruction processors, defined in the Development Agreement as "GE Commercial Reconstruction Processors" ("GECRPs"), from the Company and to pay royalties for certain reconstruction processors that GEMS has the right to produce under the Agreement. GEMS has developed its own reconstruction processor instead of purchasing the Company's. As discussed in Note 5, in May 1995, GEMS ceased ordering reconstruction processors from the Company. Additionally, GEMS has informed the company that GEMS is using in its reconstruction processors certain technology in which the Company has a proprietary interest. The Company believes that the Agreement prohibits such use. Accordingly, the Demand alleges that GEMS has breached its obligation to purchase its requirements for GECRPs from the Company and has breached its obligation not to use certain proprietary technology in its reconstruction processors. The Company is seeking monetary damages from GEMS and a permanent injunction prohibiting GEMS from selling, marketing and distributing reconstruction processors containing technology that is proprietary to Star. The arbitration hearing has ended; a decision is expected by the end of fiscal 1996.

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

Results of Operations

     The Company previously reported that General Electric Medical Systems ("GEMS") had informed the Company that GEMS intended to phase into full production a reconstruction processor it was developing and to phase out purchases of the Company's most recently developed reconstruction processor, the ST-RP. Revenue from GEMS accounted for 90% of the Company's total revenue for the fiscal year ended March 31, 1995. GEMS informed the Company that it did not intend to purchase additional units after May 1995. Accordingly, the Company has not had orders from GEMS for the ST-RP and has not shipped any new systems since May 1995. The Company believes that GEMS is obligated, under the terms of the Development and Technology Transfer Agreement between the Company and GEMS (the "GEMS Agreement"), to continue to obtain its requirements for reconstruction processors from the Company. In January 1995, the Company filed a demand for arbitration in accordance with the terms of the GEMS Agreement. The arbitration hearing has ended; a decision is expected by the end of fiscal 1996. There can be no assurances that the Company will prevail in its arbitration claim against GEMS, or that a favorable outcome would result in additional sales to GEMS or damages payable to the Company.

     Revenue for the three- and nine-month periods ended December 31, 1995 decreased 82% and 76% respectively, from the same periods a year ago, due to the cessation of sales to GEMS of the ST-RP in May 1995, as discussed above. Revenue from sales to GEMS totalled $10,000 and $4.5 million for the quarters ended December 31, 1995 and 1994, respectively; and $2.3 million and $15.5 million for the nine-month periods ended December 31, 1995 and 1994, respectively. The Company's primary sources of revenue during the quarter ended December 31, 1995 were from the payment received for the claim on the U.S. Navy's SH-60 Program, discussed in Note 3, and from maintenance and support agreements.

     The gross margin percentage for the nine-month period ended December 31, 1995 was 41% as compared to 39% for the comparable prior year period. The higher margin reflects cost reductions achieved on the medical imaging product sold to GEMS during the first quarter of fiscal 1996 and the completion of a low margin, long-term subcontract in the fourth quarter of fiscal 1995, offset in part by a higher absorption rate of fixed costs associated with reduced revenue levels during the year. The gross margin percentage for the quarter ended December 31, 1995 was 23% which reflects the loss of the higher margin GEMS medical imaging product last sold to GEMS in May 1995 as well as a higher absorption rate of fixed costs associated with reduced revenue levels during the quarter.

     In response to the elimination of reconstruction processor sales to GEMS, in early June 1995, the Company reduced its workforce by approximately 30%, affecting manufacturing, engineering and administrative departments. Resultant cost reductions are reflected beginning in the second quarter of fiscal 1996.

     Research and development ("R&D") expense for the three and nine months ended December 31, 1995 decreased 53% and 43% from the comparable prior year periods. The decreases are primarily attributable to lower costs as a result of the sale of the Graphicon division in March 1995 and a company-wide reduction in workforce in June 1995. The Company has concentrated its R&D efforts over the past two years exploring growth opportunities in the medical imaging business in which the Company has over ten years of experience. The Company has targeted the medical information system market, including both medical reporting and digital medical imaging and communications systems.
Due to the nature of its business, the Company expects R&D expense to continue to be a significant operating expense.

     Selling, general and administrative expense for the three and nine months ended December 31, 1995 decreased 5% and 13% respectively from the same periods a year ago primarily due to the company-wide workforce reduction in June 1995, offset in part by higher legal fees associated with the GEMS arbitration hearing.

     During the three- and nine-month periods ended December 31, 1995 and 1994, the Company earned $97,000 and $65,000, and $348,000 and $130,000 respectively, of net interest income on its short-term investments.

Liquidity and Capital Resources

     The Company had a net cash outflow from operating activities of $1.5 million for the nine months ended December 31, 1995, primarily as a result of the significant reduction in revenue.

     On September 30, 1995, the Company's revolving credit note agreement expired and was not renewed. The Company had not borrowed under this agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not need borrowing availability to meet its anticipated operating requirements for the fiscal year, the Company is in discussion with several banks regarding potential credit agreement arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations.

     The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.

     In March and April, 1995, the Company repurchased and retired 46% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from two of the three preferred shareholders. In the March transaction, the Company paid $950,000 for 37,240 shares of the Preferred Stock which had a redemption price of more than $4.9 million, including cumulative undeclared dividends of $1.2 million. In the April transaction, the Company paid $1.2 million for 46,549 shares of the Preferred Stock which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing earnings per share for the nine months ended December 31, 1995, the April transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed preferred stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.

     For the remaining preferred shareholder, General Electric Company ("GE"), the Preferred Stock accrues dividends at a rate of 12% per annum (exclusive of any penalty), effective June 1, 1995. The original rate was 10% per annum.
The dividend rate is subject to scheduled annual increases of 2% per annum on June 1, 1996 and 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the remaining Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, and are currently calculated at 14% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $348,000 in cash. Unpaid cumulative dividends in arrears on the remaining Preferred Stock total $4.3 million as of December 31, 1995. The Company has suspended discussions with GE regarding the remaining Preferred Stock, pending resolution of the arbitration concerning the GEMS Agreement referred to above.

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

Corporate Repositioning

     As previously discussed in Results of Operations, GEMS, the Company's major customer, informed the Company that it would not purchase additional ST-RP units from the Company after May 1995. Total revenue for the first nine months of fiscal 1996 decreased 95% from the same period a year ago. The Company does not anticipate any additional orders from GEMS for the ST-RP product.

     In May and August 1995, the Company received Food and Drug Administration approval to market the Image Management Server and the Film Image Scan System, two of the Company's new products. The Company continues to work on these and other products in the imaging and information systems market and anticipates initial sales of the products during the fourth quarter of fiscal 1996. The Company can give no assurances that the new products will be accepted in the market place or will significantly offset the lost revenue from GEMS.

     In May 1995, the Company engaged the investment banking firm of Broadview Associates, LP of San Mateo, California to assist the Company in the identification of strategic opportunities. The Company continues to review business opportunities and new products that build on the Company's experience.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 will require that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the undiscounted net future cash flows expected to be generated from an asset are less than the carrying amount, an impairment loss is recognized as the difference between that asset's carrying amount and its fair value. The Company is required to adopt Statement 121 during the year ending March 31, 1997. In the opinion of management of the Company, the adoption of Statement 121 will not have a material impact on the Company's financial condition or results of operations.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     See Part I, Item 1, Note 8.

     Item 3.  Defaults Upon Senior Securities

     The Company's Series B and C Senior Preferred Stock (the "Preferred Stock") issued in May 1990 accrues dividends at a rate of 12% per annum (exclusive of any penalty), effective June 1, 1995. The original rate was 10% per annum. The dividend rate is subject to scheduled annual increases of 2% on June 1, 1996 and 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, and are currently calculated at 14% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $348,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $4.3 million as of December 31, 1995. The Company has suspended discussions regarding the Preferred Stock with the holder, GE, pending resolution of the arbitration concerning the GEMS Agreement referred to above.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit No. 11 - Statement Regarding Computation of Per Share Earnings

         Exhibit No. 27 - Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STAR TECHNOLOGIES, INC.


Dated:  February 13, 1996
                                            Robert C. Compton
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer and Director


                                            Brenda A. Potosnak
                                            Controller, Treasurer, Secretary
                                            and Principal Accounting Officer