Form 10-Q/A
period 1995-06-30
STAR TECHNOLOGIES INC
filed 1996-02-16
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A



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

PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit No. 11 - Statement Regarding Computation of Per Share Earnings

         Exhibit No. 27 - Amended Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STAR TECHNOLOGIES, INC.


Dated:  February 16, 1996                   /s/ Robert C. Compton
                                            Robert C. Compton
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer and Director

                                            /s/ Brenda A. Potosnak
                                            Brenda A. Potosnak
                                            Controller, Treasurer, Secretary
                                            and Principal Accounting Officer