Form 10-K405
period 1996-03-31
STAR TECHNOLOGIES INC
filed 1996-06-28
CIK 733871

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K


                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the Fiscal Year Ended March 31, 1996    Commission File Number 0-13318



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



Securities registered pursuant to
  Section 12 (b) of the Act:                       None

Securities registered pursuant to
  Section 12 (g) of the Act:                       Common Stock, $.01 par value
                                                      (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 1996 was $9,323,589. 19,890,324 shares of Common Stock were outstanding as of June 25, 1996.

Document incorporated by reference:

1. Star's definitive Proxy Statement for its Annual Meeting to be held August 22, 1996, into Part III of this Report on Form 10-K.

                                    PART I

Item 1.  Business

GENERAL

Corporate Repositioning
     For more than a decade, Star Technologies, Inc. ("Star" or the "Company") has successfully developed medical imaging systems for radiology applications. The Company has concentrated its R&D efforts over the past few years exploring growth opportunities in the medical imaging business. The Company has targeted the medical information systems market, including both medical reporting and digital medical imaging and communications systems. Star's current product focus is a family of DICOM 3.0-compliant solutions for the medical imaging and information systems market, with special expertise in the area of DICOM image storage.

     Historically, the medical imaging industry has been severely restricted in its development by the absence of connectivity standards that would enable connectivity of devices from diverse imaging manufacturers. During late 1993, however, the industry approved the ACR-NEMA Digital Imaging and Communications in Medicine ("DICOM") 3.0 standard which established a set of industry-standard protocols that enables connectivity of these devices. These changes, combined with the impact of managed care and capitation, are anticipated to foster growth and acceptance of picture archiving and communication systems ("PACS") for the medical image and information market. Potential applications for Star's DICOM solutions include modality cluster, on-line and off-line Long-Term Archive, secondary capture, and display for PACS and teleradiology. Star also provides other specialized radiology-related services, including digital dictation reporting systems, board repair for computed tomography ("CT") image reconstruction processors, and contract engineering services.

     Star has historically been a supplier of performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging. Star's major customer, General Electric Medical Systems ("GEMS"), ceased purchasing reconstruction processors in May 1995. The Company's revenue from shipments and related services to GEMS was $2,304,000, $19,556,000, and $22,787,000 in fiscal 1996, 1995 and 1994, respectively.  (See Part II, Item 7 and Item 8, Notes 2 and 8.)

     In May 1995, the Company engaged the investment banking firm of Broadview Associates, LP of San Mateo, California to assist the Company in the identification of strategic opportunities, including acquisitions. The Company has engaged in discussions with two companies relating to the possible acquisition of those companies, but has reached no formal agreements or understandings with either company.

Image Management Server
     Star's Image Management Server ("IMS") is a full DICOM 3.0 Storage Class image management system for the integration, storage and access of medical images and related information. The IMS is a key component of the Star family of Image Management Solutions. It combines a proven industry-standard database platform with a flexible hierarchical image storage system that is scalable to a customer's needs. The Star IMS provides a cost-effective, centralized and convenient means of accessing patient information from multiple acquisition sources, for applications such as CT and magnetic resonance imaging ("MRI") clustering, or longer term storage for an in-house image distribution system. Star installed an IMS for evaluation at the University of Virginia Medical Science Center in fiscal 1995. The IMS received Federal Food and Drug Administration ("FDA") market clearance in May 1995 and anticipates generating initial revenue from the product in the second quarter of fiscal 1997.

Film Image Scan System
     Star's Film Image Scan System ("FISS") converts film into a DICOM image information system environment. A component of the Star family of Medical Information Management Solutions, the FISS combines the industry's leading film digitizers, from Lumisys, Vidar and RDI, with a PC-based Image Quality and Reformatter Station. This combination provides a cost-effective means to scan film studies (CT, MRI, X-ray, etc.), convert them to digital images, include patient information, reformat images into the DICOM 3.0 standard, and send these images anywhere they are needed on a network (to a physician review station or to an image management or archive system). The Image Quality and Reformatter Station also provides the functionality to preview and control image quality and ensure proper image orientation before storing and distributing the data. The FISS is currently being tested at potential customer sites. The FISS received FDA market clearance in August 1995.

First Results
     First Results is an integrated medical reporting system providing a convenient, cost-effective process for tracking and disseminating diagnostic results. First Results is the first electronic medical reporting system that interfaces directly with Hospital Information Systems, taking a strategic move forward in making all clinical information electronically and immediately available. First Results is installed in seven hospitals for which the Company provides maintenance support and software upgrades. The original technology was purchased from IBM in fiscal 1994.

Contract Engineering and Manufacturing Services
     In addition, Star also does contract manufacturing projects and engineering services work and continues to pursue additional work in these areas to fully utilize its available manufacturing capacity and resources and technical skills.

Service
     The Company provides service repair and maintenance on its high-performance computers as well as its older computing products known as array processors. The Company provides software and hardware maintenance and software development and upgrades on its dictation and transcription products.

History
     The Company was in the development stage from its formation in August 1981 until the first array processor was shipped in July 1983. In February 1984, Star contracted with General Electric Company ("GE") to develop and sell the ST-CT array processor to GEMS under a multi-year OEM agreement. Shipments of the ST-CT commenced in the second quarter of fiscal 1986. Since that time through May 1995, sales to GEMS represented a substantial share of Star's total business.

     In fiscal 1992, the Company entered into a joint development agreement with GEMS to develop the next generation of GEMS' medical imaging product. The Company phased the new product, the ST-RP, into production in fiscal 1994 under the OEM agreement. In fiscal 1995 GEMS informed the Company that it did not intend to purchase additional units after May 1995. The Company believed that GEMS was obligated, under the terms of the Development and Technology Transfer Agreement (the "Development Agreement") between the Company and GEMS, to continue to obtain its requirements for ST-RPs from the Company beyond those volumes ordered, and filed a demand for arbitration in January 1995, in accordance with the terms of the Development Agreement.
The arbitration panel appointed to resolve the dispute awarded Star $9.1
million in March 1996.   GEMS has filed an action asking that the award be set
aside, and has opposed the Company's separate action to confirm the award.
Both actions are pending.  (See Part II, Item 8, Note 8.)

     In April 1988, the Company acquired the GraphiconTM Products Division from GE. The Company further developed this business, which included investing in new 3-D graphics software and hardware technologies and marketing programs to expand distribution channels. In March 1995, the Company sold this division and licensed the G2000 technology to the prime contractor under the United States Navy's SH-60 helicopter contract.

     In fiscal 1994, the Company began R&D work on new products for the image and information management market, including the IMS and FISS. The Company has received FDA clearance to market both products.

     In fiscal 1994, the Company purchased the rights to certain IBM software technology which provides integrated and automated dictation and transcription systems. The Company currently markets these products to hospitals under the name First Results.

CUSTOMERS

     Sales to GEMS accounted for approximately 54%, 90%, and 78% of the Company's revenue in fiscal 1996, 1995 and 1994, respectively. Such sales consisted primarily of ST-CT and ST-RP shipments for use in CT medical imaging systems. CT systems use computers and scanners to produce cross-sectional images of certain organs and body tissues. GEMS ceased purchasing such units from the Company in May 1995. (See Part II, Item 7 and Item 8, Notes 2 and 8.)

     Sales to a prime contractor under the United States Navy's SH-60 Program to supply Graphicon 2000 image generators accounted for 18%, 1% and 13% of the Company's revenue in fiscal 1996, 1995, and 1994, respectively. Work under the contract began in fiscal 1993 and was completed in fiscal 1995. Revenue in fiscal 1996 is the partial payment on the termination claim discussed in Part II, Item 7, Results of Operations and Item 8, Note 1.

MARKETING AND CUSTOMER SERVICE

     The Company markets and services its products through its own direct sales force, distributors, and OEMs. Star has focused its primary marketing strategy on providing solutions to strategic OEM partners. At June 15, 1996, the Company had seven employees in sales, marketing and service activities in or near Chicago and Washington, DC.

     The Company provides a factory warranty (usually 90 days) covering parts and labor for its hardware. The Company also offers non-warranty maintenance services and software maintenance services and upgrades on a contract basis. Certain OEM customers elect to provide their own maintenance services, in which case the Company generally trains the customers' service personnel. Service revenue as a percentage of total revenue was approximately 19% in fiscal 1996, 7% in fiscal 1995, and 6% in fiscal 1994. The percentage increase in fiscal 1996 is not due to higher service revenue but to significantly lower total revenue in fiscal 1996 due to the loss of the GEMS business discussed above.

BACKLOG

     The Company does not have a backlog of orders at May 31, 1996.

RESEARCH AND DEVELOPMENT

     The Company is committed to technological development to maintain the competitiveness of its products. The Company's strategy has been to continue enhancing its existing products while devoting substantial resources to the
development of new products.   Research and development expenditures totaled
$2.2 million, $4.7 million, and $6 million in fiscal 1996, 1995 and 1994, respectively. Of the fiscal 1995 and 1994 amounts, $1.1 million and $2.4 million, respectively, are recorded as cost of revenue as part of a long-term subcontract completed in fiscal 1995.

MANUFACTURING

     Manufacturing operations are performed at the Company's facility in Sterling, Virginia. The Company is currently pursuing potential contract engineering and manufacturing projects to fully utilize its available capacity.

COMPETITION

     The Company's products compete in markets which are highly competitive and characterized by rapid technological advances. As a result, frequent new product introductions, increased capabilities and applications, and improvements in the relative price/performance of available products are common in the industry. Other important competitive factors include the availability of software required to be developed by both the manufacturer and its customers, product quality and reliability, ease of use, marketing and distribution capability, and post-sale service and support.

     The image management market for medical imaging is highly competitive and includes imaging equipment manufacturers, film companies, information systems vendors, telephone companies, system integrators and a large number of small, independent companies. Star has focused its primary marketing strategy on providing solutions to strategic OEM partners.

     Many of the Company's competitors have significantly larger financial, marketing, and technical resources than the Company.

PATENTS

     Because of rapid technological advances in the computer industry, the Company generally has not sought patent protection for its products. The Company believes that patents are of less significance to its industry than such factors as the innovative skills, technological expertise and management skills of its personnel. However, the Company considers many of the principal elements of the design of its hardware and software to be valuable trade secrets and confidential proprietary information. In certain limited circumstances, the Company has obtained, and will continue to seek, patents on certain of its proprietary products and components. (See Part II, Item 8, Note 8.)

EMPLOYEES

     At June 15, 1996, the Company had 35 employees, of which 14 were engaged in engineering and research and development; 7 in marketing, sales and service; 2 in manufacturing; and 12 in general management, finance and administration.

EXECUTIVE OFFICERS

     The officers who may be deemed to be executive officers of the Company are as follows:

     Name                      Age    Position


     Robert C. Compton         49     Chairman of the Board, President
                                         and Chief Executive Officer
     Brenda A. Potosnak        34     Controller, Treasurer, Secretary
                                         and Principal Accounting Officer

     Robert C. Compton was elected Chairman of the Board in March 1990; he has served as Chief Executive Officer since October 1989, and as President since June 1988. Formerly, he served as Executive Vice President and Vice President
- - Finance, Administration and Corporate Development. Prior to joining the Company in 1985, he served for 17 years in various financial, management, and corporate auditing positions at GE.

     Brenda A. Potosnak joined the Company in November 1992 as Controller and Principal Accounting Officer. She assumed the duties of Treasurer and Secretary in March 1995. Prior to joining the Company, she served as Controller at Sporting Life, Inc. from 1991 to 1992 and as Assistant Controller at Kay Jewelers, Inc. from 1988 to 1990. Prior to that, she was an auditor with Arthur Young & Co.

Item 2.  Properties

     The Company leases 79,000 square feet of a facility in Sterling, Virginia for corporate headquarters and manufacturing, under a lease expiring in October 2000.

Item 3.  Legal Proceedings

     For a discussion of significant pending legal proceedings, refer to the item entitled "Legal Proceedings" in Note 8 in Part II, Item 8 of this Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

     The Company's common stock is traded on the NASDAQ National Market System under the symbol STRR. At June 25, 1996, there were approximately 1,550 holders of record of the Company's common stock. The table below represents the high and low closing prices for the last two fiscal years (in dollars).

                                                     1996                  1995
                                                High        Low       High       Low

First Quarter................................  23/32        7/32     13/16       7/16
Second Quarter...............................  19/32       11/32      9/16       3/8
Third Quarter................................  15/32        7/32      7/16       7/32
Fourth Quarter...............................  23/32        9/32      3/8        7/32

     The Company has never declared nor paid dividends on its common stock and anticipates that, for the foreseeable future, it will continue to retain its earnings for use in its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of its preferred stock.


Item 6.  Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY
(In thousands,                                        Years ended March 31,
   except per share data)                1996      1995      1994      1993      1992

Operations Statement Data:
  Revenue............................  $ 4,282   $21,623   $29,351   $23,468   $32,937
  Discontinued products and
    related charges..................  $    --   $    --   $    --   $    --   $(4,527)
  Operating income (loss)............  $(4,465)  $   663   $ 2,261   $   (46)  $(4,288)
  Net income (loss)..................  $(3,984)  $ 1,193   $ 2,175   $  (188)  $(4,642)
  Net income (loss) per common
    and common equivalent share......  $  (.02)  $   .16   $   .01   $  (.12)  $  (.36)

Balance Sheet Data:
  Working capital....................  $ 4,562   $ 9,399   $ 8,457   $ 4,670   $ 3,203
  Property and equipment, net........  $   502   $   698   $ 1,308   $ 2,409   $ 3,945
  Total assets.......................  $ 6,674   $13,020   $13,299   $14,613   $17,804
  Total debt.........................  $    --   $    49   $   153   $ 2,660   $ 3,606
  Stockholders' equity...............  $ 5,208   $10,374   $10,624   $ 8,418   $ 7,935

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations - Fiscal 1996 Compared to Fiscal 1995

     Revenue in fiscal 1996 was $4.3 million, compared with $21.6 million in fiscal 1995. The 80% decrease from fiscal 1995 was due to the cessation of sales to General Electric Medical Systems ("GEMS") of the Company's reconstruction processor in May 1995, as discussed in Part I, Item 1, and below. Revenue from sales to GEMS totaled $2.3 million and $19.6 million for fiscal 1996 and 1995, respectively. Other sources of revenue during fiscal 1996 include partial payments received on a claim under the U.S. Navy's SH-60 Program, discussed below, in Part I, Item 1 and in Note 1 to the Consolidated Financial Statements, from maintenance and support agreements, and from sales of spare parts.

     The Company previously reported that GEMS had informed the Company that GEMS intended to stop purchasing the Company's most recently developed reconstruction processor, the ST-RP. The Company has not shipped any ST-RP's since May 1995. The Company filed a demand for arbitration in January 1995, believing that GEMS was obligated, under the terms of a Development and Technology Transfer Agreement between the Company and GEMS, to continue to obtain its requirements for reconstruction processors from the Company. The arbitration panel appointed to resolve the dispute awarded the Company $9.1 million in March 1996 for lost profits, related damages and a one-time royalty payment. GEMS has filed an action asking that the award be set aside and has opposed the Company's separate action to confirm the award. Both actions are pending. The award has not been received and is not reflected in fiscal 1996 results. (See Note 8 to the Consolidated Financial Statements.)

     The Company has pending with the prime contractor a claim for recovery of related costs associated with one lot terminated in August 1993 for the convenience of the government under the SH-60 long-term subcontract. During fiscal 1996, the Company received payments of $724,000 on the claim covering a portion of the related costs and the full cost of the inventory. This amount is recorded as revenue in fiscal 1996. In June 1996, the Company and the prime contractor agreed on a final settlement of $443,000 on the claim. This amount will be recognized in the first quarter of fiscal 1997.

     In response to the elimination of reconstruction processor sales to GEMS, in early June 1995, the Company reduced its workforce by approximately 30%, affecting manufacturing, engineering and administrative departments. Resultant cost reductions are reflected beginning in the second quarter of fiscal 1996.

     Research and development ("R&D") expense decreased 40% in fiscal 1996 from fiscal 1995. The decrease is primarily attributable to lower costs as a result of the sale of the Graphicon Products Division in March 1995 and a company-wide reduction in workforce in June 1995. Due to the nature of its business, the Company expects R&D expense as a percentage of revenue to continue to be a significant operating expense.

     Excluding the effect of the foreign translation gain recognized in fiscal 1995, marketing and sales expense decreased 44% in fiscal 1996 from fiscal 1995. The decrease is primarily the result of the sale of the Graphicon Products Division in March 1995, the closing of the UK division in fiscal 1995 and the closing of the Houston sales office in early fiscal 1996.

     General and administrative expense increased 4% in fiscal 1996 from fiscal 1995. The increase is due to substantially higher legal fees, totaling over $1.2 million, primarily associated with the GEMS arbitration hearing and a patent infringement litigation, partially offset by the company-wide workforce reduction in June 1995. During fiscal 1996 and 1995, the Company earned $429,000 and $285,000, respectively, of net interest income on its short-term investments. Other income in fiscal 1995 primarily reflects the gain on the sale of the Graphicon Products Division in March 1995.

Results of Operations - Fiscal 1995 Compared to Fiscal 1994

     Revenue in fiscal 1995 was $21.6 million, compared with $29.4 million in fiscal 1994. The 26% decrease from fiscal 1994 was due to sales of a lower-priced medical imaging product to GEMS in fiscal 1995, despite comparable unit sales, and the reduction in revenue from the completion of the long-term SH-60 subcontract.

     In fiscal 1995, the Company completed work under a subcontract to supply Graphicon 2000 image generators to a prime contractor under the United States Navy's SH-60 Program. The subcontract had an adjusted total contract value of $7.6 million, before the termination claim discussed above, to the Company over the life of the subcontract. Revenue totaling approximately $300,000 was recognized during fiscal 1995, compared to $3.8 million in fiscal 1994. During fiscal 1995, the Company also recorded higher costs for software modifications on the program than were originally estimated. These additional costs are reflected in cost of revenue.

     The Company's gross margin percentage was 38% in fiscal 1995 and 39% in fiscal 1994. The 1% decrease in fiscal 1995 is due to sales of a lower margin medical imaging product during the first half of the year and higher completion costs on the subcontract mentioned above during fiscal 1995, offset by cost reductions on the medical imaging product during the second half of the fiscal year.

     R&D expense remained constant in fiscal 1995 and reflects expenses associated with new business and product development. Excluding the effect of the foreign translation gain, marketing and sales expense decreased 39% in 1995 as compared to 1994. The decrease is primarily the result of the Company's fiscal 1994 fourth quarter reduction of its Graphicon sales and marketing departments. General and administrative expense decreased 5% in fiscal 1995 from fiscal 1994. During fiscal 1995, the Company earned $285,000 of net interest income on its short-term investments compared to net interest expense in fiscal 1994 of $82,000.

Liquidity and Capital Resources

     The table below shows selected financial highlights which reflect the Company's liquidity position at the end of fiscal 1996 and 1995 (in thousands):

                                                             At March 31,
                                                          1996         1995

     Working Capital...................................  $4,562       $9,399
     Short-term Investments............................  $4,886       $7,900
     Accounts Payable..................................  $  608       $  893
     Bank Debt.........................................  $   --       $   --

     Cash flow used for operations in fiscal 1996 totaled $2.5 million. This cash deficit along with the Company's repurchase of a block of its preferred stock decreased the Company's investment in short-term securities. The $1.7 million decrease in inventory is primarily due to a reduction of the GEMS-related inventory as deliveries to GEMS for such inventory ceased during May 1995. Property and equipment additions in fiscal 1996 totaled $91,000 and depreciation expense was $286,000. Based on the Company's current plans, fiscal 1997 capital expenditures are anticipated to be comparable to fiscal 1996.

     On September 30, 1995, the Company's revolving credit note agreement expired and was not renewed. The Company had not borrowed under this agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not need borrowing availability to meet its anticipated operating requirements for fiscal 1997, the Company is in discussion with several banks regarding potential revolving credit agreement arrangements. The Company's remaining short-term debt obligations relate entirely to capital lease obligations, all of which mature in 1997.

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") accrues dividends at a rate of 14% per annum (exclusive of any penalty), effective June 1, 1996. The original rate was 10% per annum and was subject to 2% per annum increases on both June 1, 1995 and 1996. The dividend rate is subject to a final increase of 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the remaining Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, at 14% through June 1, 1996 and are currently calculated at 16% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $348,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $4.8 million as of May 31, 1996. The Company is engaged in discussions with GE, the sole remaining holder of the Preferred Stock, regarding the repurchase and retirement of a portion of its holdings of Preferred Stock.

     As discussed in Note 8 to the Consolidated Financial Statements, Legal Proceedings, on June 13, 1995, Ronald Walters filed a claim against the Company for patent infringement and unjust enrichment. While the Company cannot predict the likely outcome of this matter at this time, a judgment against the Company could have a material adverse impact on the Company's results of operations and liquidity. Management believes that it has valid defenses against this claim.

     The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.

Corporate Repositioning

     The Company has concentrated its R&D efforts over the past few years exploring growth opportunities in the medical imaging business in which the Company has over ten years of experience. The Company has targeted the medical information systems market, including both medical reporting and digital medical imaging and communications systems. In May and August 1995, the Company received Food and Drug Administration clearance to market the Image Management Server and the Film Image Scan System, respectively, two of the Company's new products. The Company continues to work on these and other products in the imaging and information systems market and anticipates initial sales of the products during the second quarter of fiscal 1997. The Company can give no assurances that the products will be accepted in the marketplace or will significantly offset the lost revenue from GEMS.

     In May 1995, the Company engaged the investment banking firm of Broadview Associates, LP of San Mateo, California to assist the Company in the identification of strategic opportunities, including acquisitions. The Company has engaged in discussions with two companies relating to the possible acquisition of those companies, but has reached no formal agreements or understandings with either company.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 will require that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the undiscounted net future cash flows expected to be generated from an asset are less than the asset's carrying amount, an impairment loss is recognized as the difference between that asset's carrying amount and its fair value. The Company adopted Statement 121 as of April 1, 1996. In the opinion of management of the Company, the adoption of Statement 121 will not have a material impact on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("Statement 123"). Under Statement 123, the Company may elect, but is not required, to adopt a fair value approach to accounting for stock-based awards granted to employees. The Company adopted Statement 123 as of April 1, 1996. The Company does not expect to implement the fair value methodology of Statement 123, although certain pro forma disclosures will be required beginning with the Company's fiscal 1997 consolidated financial statements.
                                     -10-

Item 8.  Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Star Technologies, Inc.:

     We have audited the consolidated financial statements of Star Technologies, Inc. and subsidiaries listed in the accompanying index appearing under Item 14(a) on page 28. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Technologies, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                         KPMG PEAT MARWICK LLP



McLean, Virginia
May 31, 1996

Consolidated Statements of Operations
(In thousands, except per share data)
                                                    Years ended March 31,
                                                 1996        1995       1994

Revenue (includes revenue from GE of $2,354,
    $19,582 and $22,839).....................  $ 4,282     $21,623    $29,351
Cost of revenue..............................    2,714      13,452     18,002
                                               -------     -------    -------
Gross margin.................................    1,568       8,171     11,349
                                               -------     -------    -------
Operating expenses
    Research and development.................    2,151       3,590      3,588
    Marketing and sales......................      839         993      2,429
    General and administrative...............    3,043       2,925      3,071
                                               -------     -------    -------
                                                 6,033       7,508      9,088
                                               -------     -------    -------
Operating income (loss)......................   (4,465)        663      2,261

Interest income (expense) net................      429         285        (82)
Other income (expense), net..................       52         245         (4)
                                               -------     -------    -------
Income (loss) before provision for income
    taxes....................................   (3,984)      1,193      2,175
Provision for income taxes...................       --          --         --
                                               -------     -------    -------
Net income (loss)............................  $(3,984)    $ 1,193    $ 2,175
                                               =======     =======    =======





Net income (loss)............................  $(3,984)    $ 1,193    $ 2,175
Preferred stock dividend requirement.........   (1,342)     (2,065)    (2,065)
Repurchase of preferred stock................    4,954       3,968         --
                                               -------     -------    -------
Net income (loss) applicable to common
    shares...................................  $  (372)    $ 3,096    $   110
                                               =======     =======    =======
Earnings (loss) per share:
  Per common and common equivalent share.....  $  (.02)    $   .16    $   .01
  Assuming full dilution.....................  $  (.02)    $   .14    $   .01
                                               =======     =======    =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position                          At March 31,
(In thousands, except share data)                                   1996         1995

Assets
Current assets
    Cash........................................................  $   166      $ 1,353
    Short-term investments......................................    4,886        7,900
    Accounts receivable, net (includes GE receivables of
      $1 and $91)...............................................      156          248
    Inventory, net..............................................      726        2,462
    Other current assets........................................       94           70
                                                                  -------      -------
    Total current assets........................................    6,028       12,033
Property and equipment, net.....................................      502          698
Other assets....................................................      144          289
                                                                  -------      -------
    Total assets................................................  $ 6,674      $13,020
                                                                  =======      =======
Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable............................................  $   608      $   893
    Accrued payroll and related benefits........................      408          615
    Other accrued liabilities...................................      438        1,089
    Notes payable and capital lease obligations.................       12           37
                                                                  -------      -------
    Total current liabilities...................................    1,466        2,634
Capital lease obligations, net of current portion...............       --           12
                                                                  -------      -------
    Total liabilities...........................................    1,466        2,646
                                                                  -------      -------
Commitments and contingencies...................................       --           --
Stockholders' equity
    Preferred stock; $.01 par value; 1,000,000 shares authorized
     Series A convertible; 500,000 shares designated; 46,900
       shares issued; 46,900 shares outstanding; aggregate
       liquidation preference of $1,688.........................        1            1
     Series B convertible; 120,117 shares designated; 59,584
       and 87,513 shares issued; 59,584 and 87,513 shares
       outstanding; aggregate liquidation preference of $5,958
       and $8,751...............................................        1            1
     Series C convertible; 80,079 shares designated; 39,723 and
       58,343 shares issued; 39,723 and 58,343 shares outstanding;
       aggregate liquidation preference of $3,972 and $5,834....        1            1
    Common stock; $.01 par value; 60,000,000 shares authorized;
       19,927,035 and 19,919,035 shares issued; 19,880,244 and
       19,872,244 shares outstanding............................      199          199
    Additional paid-in capital..................................   63,446       64,628
    Treasury stock, at cost; 46,791 shares......................     (201)        (201)
    Retained deficit............................................  (58,239)     (54,255)
                                                                  -------      -------
    Total stockholders' equity..................................    5,208       10,374
                                                                  -------      -------
    Total liabilities and stockholders' equity..................  $ 6,674      $13,020
                                                                  =======      =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                              Years ended March 31,
                                                           1996       1995       1994

Cash flows from (used for) operating activities
    Net income (loss)..................................  $(3,984)   $ 1,193    $ 2,175
Adjustments to reconcile net income (loss) to net
  cash from (used for) operating activities
    Depreciation and amortization......................      319      1,358      1,878
    Gain on recognition of translation adjustment......       --       (494)        --
    Gain on sale of Graphicon assets...................       --       (257)        --
    (Increase) decrease in restricted cash.............      513       (530)        --
    (Increase) decrease in accounts receivable.........       92      2,518       (599)
    Decrease in inventory..............................    1,736      2,673      1,437
    Increase in other current assets...................      (24)        --         (9)
    Decrease in accounts payable.......................     (285)      (249)    (1,156)
    Increase (decrease) in accrued liabilities.........     (858)       324        143
                                                         -------    -------    -------
Net cash from (used for) operating activities..........   (2,491)     6,536      3,869
                                                         -------    -------    -------
Cash flows from (used for) investing activities
    Net proceeds from sale of Graphicon assets.........       --      1,836         --
    Capital expenditures...............................      (91)      (437)      (316)
    Other investing activities, net....................      113         65         89
                                                         -------    -------    -------
                                                              22      1,464       (227)
                                                         -------    -------    -------
Cash flows from (used for) financing activities
    Decrease in notes payable and capital lease
      obligations......................................      (37)      (104)    (2,507)
    Repurchase of preferred stock......................   (1,187)      (950)        --
    Proceeds from stock option exercises...............        5          1         34
                                                         -------    -------    -------
                                                          (1,219)    (1,053)    (2,473)
                                                         -------    -------    -------
Net increase (decrease) in cash and equivalents........   (3,688)     6,947      1,169
Cash and equivalents, beginning of year................    8,723      1,776        607
                                                         -------    -------    -------
Cash and equivalents, end of year......................  $ 5,035    $ 8,723    $ 1,776
                                                         =======    =======    =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
                               Number of Shares                       Additional
                              ------------------   Preferred  Common   Paid-In   Other  Retained
                              Preferred   Common     Stock     Stock   Capital   (a)    Deficit     Total

Balance, March 31, 1993          297      19,393       $3      $194   $65,548    $296   $(57,623)  $ 8,418

  Net income...................                                                            2,175     2,175
  Stock options exercised......               43                           34                           34
  Translation adjustment.......                                                    (3)                  (3)
                                 ---      ------       --      ----   -------   -----   --------   -------
Balance, March 31, 1994          297      19,436        3       194    65,582     293    (55,448)   10,624

  Net income...................                                                            1,193     1,193
  Stock options exercised......                3                            1                            1
  Conversion of preferred
   (Series A)..................  (67)        480                  5        (5)                          --
  Repurchase of preferred
   (Series B and C)............  (37)                                    (950)                        (950)
  Translation adjustment.......                                                  (494)                (494)
                                 ---      ------       --      ----   -------   -----   --------   -------
Balance, March 31, 1995          193      19,919        3       199    64,628    (201)   (54,255)   10,374

  Net loss.....................                                                           (3,984)   (3,984)
  Stock options exercised......                8                            5                            5
  Repurchase of preferred
   (Series B and C)............  (47)                                  (1,187)                      (1,187)
                                 ---      ------       --      ----   -------   -----   --------   -------
Balance, March 31, 1996          146      19,927       $3      $199   $63,446   $(201)  $(58,239)  $ 5,208
                                 ===      ======       ==      ====   =======   =====   ========   =======
(a) Includes treasury stock and translation adjustment.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - Summary of Significant Accounting Policies

Description of business
     Star Technologies, Inc. has historically designed and manufactured performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging. Star is currently developing products for the image and information management market. A key segment of this market is medical imaging, which draws upon Star's historical skills and experience. Star's current product focus is a family of DICOM 3.0-compliant solutions, with special expertise in the area of DICOM image storage. Star markets its products and technology to OEM suppliers of medical imaging equipment. The Company anticipates generating initial revenue from these products in the second quarter of fiscal 1997. In addition, Star continues to pursue contract engineering and manufacturing business opportunities. The Company's products compete in markets which are highly competitive and characterized by rapid technological advances.

Principles of consolidation
     The consolidated financial statements include the accounts of Star Technologies, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Revenue recognition
     Product sales are recognized when legal title passes, which is generally at time of shipment, or in certain cases, when accepted by the customer. Engineering and service revenue are recognized as revenue when such services are provided, or ratably over the contractual service period. Amounts received but not earned are deferred and are reflected as other accrued liabilities. Revenue on a long-term subcontract, completed during fiscal 1995, was recognized under the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Losses on the long-term contract were recognized when they became known. Revenue under this long-term subcontract for the U.S. Navy's SH-60 Program totaled approximately $750,000, $300,000 and $3.8 million in fiscal 1996, 1995 and 1994, respectively.

Cash and equivalents
     Cash and equivalents include cash and short-term investments. Cash includes cash in banks and, at March 31, 1995, overnight reverse repurchase agreements. The overnight reverse repurchase agreements totaled $822,000 at March 31, 1995. At March 31, 1996 and 1995, cash included approximately $17,000 and $530,000, respectively, of restricted cash held in escrow for payment of certain engineering services to be provided by the purchaser of the assets of the Graphicon Products Division. (See Note 3.)
    The Company's short-term investments consist entirely of commercial paper. These investments, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. Interest income was $429,000, $287,000, and $16,000 in fiscal 1996, 1995, and
1994, respectively.

Accounts receivable
     Accounts receivable are shown net of an allowance for doubtful accounts of $22,000 and $74,000 at March 31, 1996 and 1995, respectively. The provision for doubtful accounts was $4,000, $32,000, and $89,000 in fiscal 1996, 1995, and 1994, respectively.
Inventory
     Inventory is stated at the lower of cost (first-in, first-out basis) or market. All classifications of inventory include materials and an allocation of manufacturing overhead. Systems-in-process and completed systems include an allocation of labor.

     The major classifications of inventory are as follows (in thousands):
                                                           At March 31,
                                                        1996         1995

     Components and subassemblies.....................  $686        $1,973
     Systems-in-process...............................    22           413
     Completed systems................................    18            76
                                                        ----        ------
                                                        $726        $2,462
                                                        ====        ======

     Approximately $400,000 of inventory at March 31, 1995 related to a lot terminated for the convenience of the government during fiscal 1994 under a long-term subcontract under the United States Navy's SH-60 Program. The Company submitted a claim for recovery of related costs and inventory. During fiscal 1996, the Company received a partial payment on the claim covering a portion of the related costs and the full cost of the inventory. In June 1996, the Company and the prime contractor agreed on a final settlement of $443,000 on the claim. This amount will be recognized in the first quarter of fiscal 1997.
     The Company records a provision for damaged or potentially excess inventory based on a percentage of the cost of all purchased materials. Such provisions are reflected in the consolidated statements of operations as cost of revenue. Additionally, due to the nature of the high technology industry, the Company analyzes, on a quarterly basis, its levels of inventory, by product line, for any excess quantities or additional obsolescence which may arise as a result of changes in the marketplace, new product introductions by competitors, or other factors which could cause the Company's levels of inventory for specific products to be in excess of what the Company believes will be disposed of through future sales of the given product. If, after such analysis, the Company concludes that it has inventory in excess of saleable quantities, additional reserves are recorded to reduce the carrying value of the inventory to its net realizable value.
     Inventory is shown net of a reserve for damaged or potentially excess inventory of $7,288,000 and $7,040,000 at March 31, 1996 and 1995,
respectively, of which $4,123,000 and $4,135,000 is for fully reserved inventory used by the Company to service existing customers. The Company recorded provisions to cost of revenue for damaged or potentially obsolete inventory of $404,000, $1,291,000, and $1,111,000 during fiscal 1996, 1995, and
1994, respectively.

Property and equipment
     Property and equipment are recorded at cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets under capital leases are amortized on a straight-line basis over the shorter of the related asset lives or lease terms.

Translation of foreign currencies
     Prior to the significant reduction of its foreign business and the closing of its European offices, operating accounts of the Company's foreign subsidiaries were translated into U.S. dollars using average currency exchange rates during the year. Statements of financial position were translated using the applicable exchange rates in effect at year end. Adjustments resulting from translation of foreign financial statements were reported as a component of consolidated stockholders' equity.

     The Company recognized an accumulated foreign translation gain of $494,000 in the first quarter of fiscal 1995 relating to the closing of its European offices. The gain is reflected as a reduction of marketing and sales expense in the fiscal 1995 Consolidated Statement of Operations.

Earnings (loss) per common share
     Earnings (loss) per common and common equivalent share computations are based on the weighted average number of common and common equivalent shares outstanding and income applicable to common shares after preferred stock dividends. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method. The computation of fully diluted earnings
(loss) per common and common equivalent share includes all other shares of common stock that potentially may be issued, principally because of conversion privileges. For fiscal 1996 and 1994, the computations of fully diluted earnings per share are antidilutive; therefore, primary and fully diluted earnings per share are identical.
     The weighted average number of common and common equivalent shares used in the computations of earnings (loss) per common and common equivalent share was 19,879,000, 19,680,000, and 19,378,000 for the years ended March 31, 1996,
1995, and 1994, respectively.
     For the earnings (loss) per common share calculations only, earnings
(loss) is reduced (increased) for the undeclared cumulative preferred stock dividends of $1,342,000 for the year ended March 31, 1996 and $2,065,000 for each of the years ended March 31, 1995 and 1994. For the years ended March 31, 1996 and 1995, earnings is also increased by $4,954,000 and $3,968,000, respectively, the difference between the carrying amount of the redeemed preferred stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock. (See Note 6.)

Income taxes
     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


NOTE 2 - Transactions with General Electric Company ("GE")

Sales to GE
     In February 1984, the Company entered into a multi-year agreement with GE which provided for sales of the ST-CT and its next-generation versions of high-speed medical imaging processors to General Electric Medical Systems ("GEMS"). In October 1991, the Company entered into a Development and Technology Transfer Agreement with GEMS (the "Development Agreement") to develop the next generation of GEMS' medical imaging product.

The Company previously reported that GEMS had informed the Company that GEMS intended to stop purchasing the Company's most recently developed reconstruction processor, the ST-RP. The Company has not shipped any ST-RPs since May 1995.
     The Company filed a demand for arbitration in January 1995, believing that GEMS was obligated, under the terms of the Development Agreement, to continue to obtain its requirements for reconstruction processors from the Company. The arbitration panel appointed to resolve the dispute awarded the Company $9.1 million in March 1996 for lost profits, related damages and a one-time royalty payment. GEMS has filed an action asking that the award be set aside and has opposed the Company's separate action to confirm the award. Both actions are pending. The award has not been received and is not reflected in fiscal 1996 results of operations. (See Note 8.)
     The Company had sales to GE in fiscal 1996, 1995, and 1994 of $2,354,000, $19,582,000 and $22,839,000, respectively.

Equity holdings
     In March 1995, the Company repurchased 22,344 shares of Series B Senior Preferred Stock and 14,896 shares of Series C Senior Preferred Stock held by General Electric Pension Trust. Equity holdings by GE totaled 99,307 shares of the Company's Series B and Series C Senior Preferred Stock and 624,339 shares of the Company's common stock at March 31, 1996. (See Note 6.)


NOTE 3 - Sale of Graphicon Products Division

     On March 2, 1995, the Company sold substantially all of the assets of the Company's Graphicon Products Division located in Research Triangle Park, North Carolina, to AAI Systems Management, Inc. ("AAI/SMI"). AAI/SMI is the prime contractor under the United States Navy's Visual System Upgrade Program for the SH-60 helicopter, for which the Company, under a subcontract with AAI/SMI, has supplied Graphicon 2000 image generators.
     The assets sold included certain property and equipment and all amounts due the Company from AAI/SMI under the SH-60 subcontract. Net proceeds from the sale totaled $1.8 million and resulted in a gain of $257,000.
     In addition, the Company contracted with AAI/SMI for AAI/SMI to provide engineering services relating to product enhancements for an amount not to exceed $530,000. To date, the Company has been provided engineering services totaling $513,000. AAI/SMI will pay the Company a yearly license fee and a 10% royalty on future sales of the G2000 product, once G2000 sales have aggregated $500,000. Upon paying the Company an aggregate of $2 million in license fees and royalties, AAI/SMI will own the G2000 technology. To date there have been no sales of the G2000 product except for insignificant maintenance and repair work. The Company does not expect G2000 sales to result in the payment of the yearly license fee to the Company or to meet the requirements for AAI/SMI to own the technology.

NOTE 4 - Property and Equipment

     Property and equipment consist of (in thousands):
                                                             At March 31,
                                                          1996         1995

     Engineering and manufacturing equipment...........  $6,322       $6,402
     Office equipment and leasehold improvements.......   1,160        1,146
     Equipment under capital leases....................     281          291
                                                         ------       ------
                                                          7,763        7,839
     Less accumulated depreciation and amortization....  (7,261)      (7,141)
                                                         ------       ------
                                                         $  502       $  698
                                                         ======       ======

NOTE 5 - Notes Payable and Capital Lease Obligations

     On September 30, 1995, the Company's revolving credit note agreement expired and was not renewed. The Company had not borrowed under this agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not currently need borrowing availability to meet its anticipated operating requirements, the Company is in discussion with several banks regarding potential revolving credit arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations, all of which mature in 1997.
     The Company expects to have sufficient cash, through its current cash and short-term investments position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.


NOTE 6 - Stockholders' Equity

Preferred stock - series A
    The Company has authorized a total of 1,000,000 shares of preferred stock. Of the total preferred stock, 500,000 shares have been designated Series A preferred stock, which shares are convertible into common stock. The conversion rate, which is subject to adjustment based on certain equity issuances, was 7.20 as of March 31, 1996.

Preferred stock - series B and C
     The Company has designated 120,117 and 80,079 shares of convertible preferred stock as Series B Senior Preferred Stock and Series C Senior Preferred Stock (collectively, the "Preferred Stock"), respectively. The Preferred Stock is convertible into common stock of the Company. The conver-sion price, which is subject to adjustment, is currently $1.00 per share.
The Company may, at its option, redeem all or part of the outstanding shares of the Preferred Stock, at a redemption price equal to 100% of the issue price of the Preferred Stock plus an amount equal to accrued but unpaid dividends on such shares.
     In March 1995, the Company repurchased and retired the Preferred Stock held by General Electric Pension Trust ("GEPT"). The Company paid GEPT $950,000 for 37,240 shares of the Preferred Stock which had a redemption price of more than $4.9 million, including cumulative undeclared dividends of $1.2 million. In April 1995, the Company repurchased and retired the Preferred Stock held by State Farm Mutual Automobile Insurance Company ("State Farm"). The Company paid State Farm $1.2 million for 46,549 shares of the Preferred Stock, which had a redemption price of nearly $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. These transactions were accounted for as reductions of additional paid-in capital in fiscal 1995 and 1996. GE remains the only holder of the Preferred Stock. The Company is engaged in discussions with GE regarding the repurchase and retirement of a portion of its holdings of Preferred Stock.
     Dividends on the Preferred Stock accrue and are payable at the rate of 14% of the issue price of the Preferred Stock per annum per share (exclusive of any penalty), effective June 1, 1996. The original rate was 10% per annum and was subject to 2% per annum increases on both June 1, 1995 and 1996. The dividend rate is subject to a final increase of 1% per annum on June 1, 1997. In the event that dividends payable on the Preferred Stock are not paid in full on any dividend payment date, or the Company breaches certain covenants, the dividend rate otherwise applicable increases by 2% per annum from the applicable payment date or breach through the day of payment or cure or waiver of any such breach. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid in full the dividends due on the Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, at 14% through June 1, 1996 and are currently calculated at 16% per annum.
     Dividends are now payable quarterly in arrears in the amount of $348,000 in cash. Unpaid cumulative dividends in arrears total $4.8 million through May 31, 1996, of which $4.6 million, or $.23 per common share, were unpaid and not declared as of March 31, 1996. The Preferred Stock ranks prior to all other classes of stock of the Company with respect to dividend rights, rights on liquidation, winding up and dissolution. The liquidation preference on the Preferred Stock is $100 per share, in addition to any and all accrued and unpaid dividends on the Preferred Stock.
     The holder of the Preferred Stock has the following rights: to one vote for each share of common stock of the Company into which the Preferred Stock could be converted; to vote as a class to elect two members of the Board of Directors of the Company; and, in circumstances described below, to elect a majority of the Company's Board of Directors.
     Pursuant to the Preferred Stock Purchase Agreement, the Company was required to enter into a loan agreement with a bank, on or prior to December 31, 1990, which would provide the Company with at least $5 million, but not more than $8 million, in borrowings. The Company did not enter into a loan agreement that provided for such borrowings. As a result, the holder of the Preferred Stock has the right to elect a majority of the Company's Board of Directors until such time as the Company obtains financing as required by the Preferred Stock Purchase Agreement. To date, the holder of the Preferred Stock has not exercised such right.
     Pursuant to the Preferred Stock Purchase Agreement, the Company is subject to restrictions on payment of dividends in respect of any capital stock of the Company other than the Preferred Stock.

Stock option and purchase plans
     During fiscal 1984 and 1985, the Company's stockholders approved various stock option and stock purchase plans, providing for the issuance of common stock and incentive, qualified, and non-qualified stock options to employees and consultants, subject to certain limitations. For all plans, the option prices and terms are determined by the Company's Board of Directors. Generally, options are issued with terms of up to ten years, often with vesting restrictions, and the option exercise price is normally equal to the greater of 100% of the fair market value of the stock at the date of grant or $1 per share. In fiscal 1995, the Company's stockholders approved a stock option plan that effectively replaced the 1984 stock option plan, on essentially the same terms, which expired in January 1994. The 1985 plan expired May 31, 1995.

     In fiscal 1989, the Company's stockholders approved a stock option plan for nonemployee directors of the Company. The plan provides for the issuance of non-qualified options at exercise prices equal to 100% of the fair market value of the Company's common stock at the date of grant, with terms of up to ten years from the date of grant.

     Stock option activity under these plans is as follows:
                                                        Average
                                                         Price        Shares

     Balance, March 31, 1993...........................  $1.00        3,873,962
       Granted.........................................   1.01          150,950
       Cancelled.......................................   1.03         (859,054)
       Exercised.......................................   0.80          (42,713)
                                                          ----       ----------
     Balance, March 31, 1994...........................   1.00        3,123,145
       Granted.........................................   1.00           30,000
       Cancelled.......................................   1.07         (483,002)
       Exercised.......................................   0.31           (2,700)
                                                         -----       ----------
     Balance, March 31, 1995...........................   0.99        2,667,443
       Granted.........................................   1.00           20,000
       Cancelled.......................................   0.99       (1,052,630)
       Exercised.......................................   0.59           (8,000)
                                                         -----       ----------
     Balance, March 31, 1996...........................  $0.99        1,626,813
                                                         =====       ==========

     At March 31, 1996, 1995, and 1994, options for 940,162, 1,648,738, and
752,607 shares, respectively, were exercisable under all plans combined.

Other common stock and warrants issuances
     In October 1993, the Company issued a warrant to purchase 300,000 shares of common stock at $1.15 per share. The warrant expires in October 1998.

Common stock reserved for issuance
     At March 31, 1996, the Company had 12,195,193 shares of common stock reserved for issuance, consisting of 1,926,813 shares for stock options and warrants outstanding, and 10,268,380 shares for conversion of preferred stock.

NOTE 7 - Income Taxes

     There was no current or deferred income tax expense for the years ended March 31, 1996, 1995 and 1994.
     A reconciliation of the expected amount of income tax expense (benefit) by applying the statutory Federal income tax rate of 34% to the actual amount of income tax expense recognized follows (in thousands):

                                                    Years ended March 31,
                                                 1996        1995      1994

     Expected expense (benefit)..............  $(1,354)     $ 406     $ 740
     Change in valuation allowance...........    1,353       (406)     (741)
     Other...................................        1         --         1
                                               -------      -----     -----
         Income tax expense..................  $    --      $  --     $  --
                                               =======      =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                At March 31,
                                                             1996          1995

     Deferred tax assets:
         Reserves for potentially excess inventory.......  $ 2,915       $ 2,816
         Other accruals and reserves.....................      182           486
         Property and equipment, principally due
           to differences in depreciation................       44           188
         Net operating loss carryforwards
           - domestic and foreign........................   21,331        19,426
         General business credit carryforwards...........    3,315         3,315
         Alternative minimum tax credit carryforwards....       84            84
                                                           -------       -------
            Total gross deferred tax assets..............   27,871        26,315
            Less valuation allowance.....................  (27,871)      (26,315)
                                                           -------       -------
            Net..........................................  $    --       $    --
                                                           =======       =======

     The net operating loss ("NOL") and general business credit carryforwards expire in the tax years ending March 31, 1998 through March 31, 2010. However, as a result of the May 1990 issuance of the Preferred Stock, the utilization of the NOL and general business carryforwards generated prior to that date is subject to an annual limitation of approximately $823,000. NOLs generated in periods subsequent to May 1990 are not currently subject to an annual limitation. The valuation allowance for deferred tax assets increased by $1,556,000 and $698,000 for the years ended March 31, 1996 and 1995, respectively, and decreased by $898,000 for the year ended March 31, 1994.

NOTE 8 - Commitments and Contingencies

Operating leases
     The Company leases its corporate headquarters,      Fiscal          Amount
an office and production facility, and certain equip-    1997..........  $  461
ment under noncancelable operating lease agreements      1998..........     471
expiring through fiscal 2001.  Several of the leases     1999..........     483
contain options for renewal periods of up to five        2000..........     496
years.  Future minimum rentals under these lease         2001..........     203
agreements are shown at right (in thousands).                            ------
                                                                         $2,114
                                                                         ======

     Rent expense was $559,000, $856,000 and $972,000 in fiscal 1996, 1995, and
1994, respectively.

Legal proceedings
     In July 1991, the Company filed a lawsuit against Ronald G. Walters ("Walters") in the United States District Court for the Northern District of Ohio alleging breach of contract arising from Walters' interference with the Company's ownership of a certain technology used in its reconstruction processor business. Walters alleged ownership of the technology, and in a counterclaim filed in August 1991, sought unstated damages and a declaratory judgment regarding the disputed technology. In April 1995, a trial was held in that Court on the Company's claim for breach of contract against Walters and Walters' counterclaim for breach of contract against the Company. On April 24, 1995, a jury returned a verdict for Walters, finding in his favor on his claim for breach of contract and against Star on its claim for breach of contract. The jury found that Walters does not have an obligation to assign his ownership rights in the disputed technology to Star. On June 13, 1995, Walters filed a separate lawsuit against the Company, its directors, and certain officers in the United States District Court for the Northern District of Ohio alleging patent infringement and unjust enrichment in connection with the Company's use of the disputed technology. Walters seeks damages of $67,500,000, trebling of any damages awarded, and an injunction that would prohibit the Company from using the disputed technology. The Company has filed motions with the court seeking dismissal of certain of Walters' claims, and the individual directors and officers have filed a motion requesting that the court dismiss them from the case. Management believes it has valid defenses to this claim. However, the Company cannot predict the likelihood, nor estimate the amount of loss, if any, which could result from an unfavorable outcome to this matter. No amounts have been recognized in the accompanying consolidated financial statements pertaining to this matter.
     On January 25, 1995, the Company filed a demand for arbitration (the "Demand") with the Commercial Arbitration Tribunal of the American Arbitration Association (the "AAA") requesting arbitration of certain contract claims against GEMS brought under the Development Agreement. The Development Agree-ment obligated GEMS to purchase its requirements for up to 900 reconstruction processors, defined in the Development Agreement as "GE Commercial Reconstruction Processors" ("GECRPs"), from the Company and to pay royalties for certain reconstruction processors that GEMS has the right to produce under the Agreement. GEMS developed its own reconstruction processor instead of purchasing the Company's. As discussed in Note 2, in May 1995, GEMS ceased ordering reconstruction processors from the Company. Additionally, GEMS informed the Company that GEMS is using in its reconstruction processors certain technology in which the Company has a proprietary interest. Accordingly, the Demand alleged that GEMS breached its obligation to purchase its requirements for GECRPs from the Company and breached its obligation not to use certain proprietary technology in its reconstruction processors. The Company presented its claims in a hearing conducted by a three-member arbitration panel of the AAA in December 1995 and January 1996. On March 14, 1996, the panel ruled unanimously for the Company on its claims and awarded damages totaling $9.1 million, with interest at nine percent per annum from April 14, 1996, until the award is paid. On April 4, 1996, GE filed a complaint against the Company in the Court of Chancery of the State of Delaware, New Castle County, asking the court to vacate the arbitration award, alleging that the award is improper and should be set aside. The Company has filed a motion to dismiss or stay GE's complaint. On April 15, 1996, the Company filed an application in the United States District Court for the District of Columbia, seeking an order confirming the arbitration award and to have judgment entered on the award. GE has filed a motion to dismiss or stay the Company's application. The Company's application and GE's motion are pending before the court. The award has not been received and is not reflected in fiscal 1996 results of operations.

Quarterly Financial Summary (Unaudited)
(In thousands, except per share data)

                                                    Net        Net Income (Loss) Per
                                        Gross       Income     Common and Common
                           Revenue      Margin      (Loss)     Equivalent Share

Year ended March 31, 1996:
     First Quarter         $ 2,576      $1,220      $  (334)         $ .22
     Second Quarter            505         186         (964)          (.07)
     Third Quarter             875         203       (1,165)          (.08)
     Fourth Quarter            326         (41)      (1,521)          (.09)
                           -------      ------      -------          -----
        Total              $ 4,282      $1,568      $(3,984)         $(.02)
                           =======      ======      =======          =====
Year ended March 31, 1995:
     First Quarter         $ 5,907      $2,017      $   602          $  --
     Second Quarter          5,962       2,242          171           (.02)
     Third Quarter           4,905       2,211          233           (.01)
     Fourth Quarter          4,849       1,701          187            .18
                           -------      ------      -------          -----
        Total              $21,623      $8,171      $ 1,193          $ .16
                           =======      ======      =======          =====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 22, 1996, is incorporated herein by reference. Also refer to the item entitled "Executive Officers" in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation

     Information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 22, 1996 is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     Information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 22, 1996, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 22, 1996, is incorporated herein by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.   Report of Independent Auditors
     and Financial Statements                                        PAGE

           Report of Independent Auditors                             11

           Consolidated Statements of Operations for
             each of the years in the three-year period
             ended March 31, 1996.                                    12

           Consolidated Statements of Financial
             Position at March 31, 1996 and 1995.                     13

           Consolidated Statements of Cash Flows for
             each of the years in the three-year
             period ended March 31, 1996.                             14

           Consolidated Statements of Changes in Stock-
             holders' Equity for each of the years in the
             three-year period ended March 31, 1996.                  15

           Notes to Consolidated Financial Statements                 16

2.   Financial Statement Schedule

           Schedule VIII - Valuation and Qualifying Accounts.         S-1


           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

(b)  Reports on Form 8-K.

     None

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, Star Technologies, Inc., certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sterling, Commonwealth of Virginia, on the 28th day of June, 1996.


                                    STAR TECHNOLOGIES, INC.


                                    By: /s/ Robert C. Compton

                                        Robert C. Compton
                                        Chairman of the Board of Directors,
                                        President and Chief Executive
                                        Officer and Director



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 28, 1996, by the following persons in the capacities indicated:


   /s/ Robert C. Compton            Chairman of the Board of Directors,
       Robert C. Compton            President and Chief Executive
                                    Officer and Director


   /s/ Brenda A. Potosnak           Controller, Treasurer, Secretary and
       Brenda A. Potosnak           Principal Accounting Officer


   /s/ Francis Jungers              Director
       Francis Jungers


   /s/ Alan O. Maxwell              Director
       Alan O. Maxwell


   /s/ Carl E. Ravin                Director
       Carl E. Ravin


   /s/ Herbert S. Shaw              Director
       Herbert S. Shaw

                                  STAR TECHNOLOGIES, INC.


                     SCHEDULE VIII - Valuation and Qualifying Accounts
                                      (In thousands)


                                      Balance at    Charged to   Write-offs   Balance
                                      Beginning     Costs and    Net of       at End
                                      of Period     Expenses     Recoveries   of Period


For the year ended
  March 31, 1994:

   Allowance for doubtful accounts     $    87       $    89      $  (134)     $    42
   Warranty reserve                         30           119         (109)          40
   Scrap reserve                            24           175         (159)          40
   Inventory valuation reserve           9,464         1,111       (3,562)       7,013
                                       -------       -------      -------      -------
     Totals                            $ 9,605       $ 1,494      $(3,964)     $ 7,135
                                       =======       =======      =======      =======


For the year ended
  March 31, 1995

   Allowance for doubtful accounts     $    42       $    32      $    --      $    74
   Warranty reserve                         40            --          (16)          24
   Scrap reserve                            40            --          (30)          10
   Inventory valuation reserve           7,013         1,291       (1,264)       7,040
                                       -------       -------      -------      -------
     Totals                            $ 7,135       $ 1,323      $(1,310)     $ 7,148
                                       =======       =======      =======      =======


For the year ended
  March 31, 1996

   Allowance for doubtful accounts     $    74       $   (46)     $    (6)     $    22
   Inventory valuation reserve           7,040           404         (156)       7,288
                                       -------       -------      -------      -------
     Totals                            $ 7,114       $   358      $  (162)     $ 7,310
                                       =======       =======      =======      =======

                                   EXHIBIT INDEX

    Exhibit
      No.

      3.1* Restated Certificate of Incorporation of the Company, as amended, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988 (Registration No. 0-13318) filed with the Commission on June 29, 1988.

      3.2* Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated August 29, 1994, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

      3.3* Certificate of Designation, Preferences and Rights of Series B Senior Preferred Stock and Series C Senior Preferred Stock ("Certificate of Designation"), incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

      3.4* By-Laws of the Company, as amended and restated on February 24, 1994, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

      4.1*       Restated Certificate of Incorporation, as amended (See Exhibit
                 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (See Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

     10.1* Purchase Agreement between General Electric Company and the Company dated February 16, 1984, as amended, incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-1 (Registration No. 2-94124) filed with the Commission on November 2, 1984.

     10.2* Ninth Amendment dated October 31, 1993 to Purchase Agreement between General Electric Company and the Company dated February 16, 1984, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

    Exhibit
      No.

     10.3* Credit Agreement and Amendment to Purchase Agreement between the Company and General Electric Company dated as of December 20, 1985 together with form of Patent and Technology License and Technical Assistance Agreement, Revolving Credit Note and Amended and Restated Security Agreement of the same date, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 (Registration No. 0-13318) filed with the Commission on February 14, 1984.

     10.4* Amendment A to Patent and Technology License and Technical Assistance Agreement between General Electric Company and the Company dated as of September 15, 1991, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (Registration No. 0-13318) filed with the Commission on July 9, 1992.

     10.5* Lease Agreement between Richard E. Curtis and the Company dated August 19, 1994, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     10.6* Star Technologies, Inc. 1989 Stock Option Plan for Nonemployee Directors (the "1989 Plan"), incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.7* 1989 Plan Stock Option Letter Agreement, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

     10.8* Asset Purchase Agreement dated as of April 15, 1988 between the Company and General Electric Company, incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) filed with the Commission on May 2, 1988.

     10.9* First Amendment to Asset Purchase Agreement, dated as of May 31, 1990, between the Company and General Electric Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

    Exhibit
      No.

     10.10* Amended and Restated Loan and Security Agreement dated as of December 9, 1991, between the Company and Sovran Bank, N.A., incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991 (Registration No. 0-13318) filed with the Commission on February 14, 1992.

     10.11* Preferred Stock Purchase Agreement, dated as of May 31, 1990, among the Company, General Electric Capital Corporation, Trustees of General Electric Pension Trust, and State Farm Mutual Automobile Insurance Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.12* Registration Rights Agreement, dated as of May 31, 1990, among the Company, General Electric Capital Corporation, Trustees of General Electric Pension Trust, and State Farm Mutual Automobile Insurance Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.13* Development and Technology Transfer Agreement dated as of October 4, 1991, between the Company and General Electric Medical Systems, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (Registration Statement No. 0-13318) filed with the Commission on July 9, 1992.

     10.14* First Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 1992, between NationsBank of Virginia, N.A. (formerly known as Sovran Bank, N.A.) and the Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (Registration No. 0-13318) filed with the Commission on June 28, 1993.

     10.15* First Amendment to Development and Technology Transfer Agreement dated as of August 30, 1993, between the Company and General Electric Medical Systems, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

    Exhibit
      No.

     10.16* Second Amendment to Amended and Restated Loan and Security Agreement dated as of September 30, 1993, between NationsBank of Virginia, N.A. (formerly known as Sovran Bank, N.A.), and the Company incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (Registration No. 0-13318) filed with the Commission on November 14, 1994.

     10.17* Letter Agreement dated September 26, 1994, between NationsBank of Virginia, N.A. (formerly known as Sovran Bank, N.A.), and the Company incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (Registration No. 0-13318) filed with the Commission on November 14, 1994.

     10.18* Third Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 1994, between NationsBank of Virginia, N.A. (formerly known as Sovran Bank, N.A.), and the Company incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (Registration No. 0-13318) filed with the Commission on November 14, 1994.

     10.19* Asset Purchase Agreement dated March 2, 1995, between the Company and AAI Systems Management, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) filed with the Commission on March 3, 1995.

     10.20* Stock Purchase Agreement dated March 31, 1995, between the Company and Trustees of General Electric Pension Trust, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     10.21* Stock Purchase Agreement dated April 12, 1995, between the Company and State Farm Mutual Automobile Insurance Company, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     10.22* Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of April 11, 1995, between NationsBank, N.A. (formerly known as NationsBank of Virginia, N.A., and formerly known as Sovran Bank, N.A.), and the Company, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

    Exhibit
      No.

     10.23* Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of April 30, 1995 between NationsBank, N.A. (formerly known as NationsBank of Virginia, N.A., and formerly known as Sovran Bank, N.A.), and the Company, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     10.24* Star Technologies, Inc., 1994 Stock Option Plan, incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-8 (Registration No. 33-84184) filed with the Commission on September 20, 1994.

     11          Statement Regarding Computation of Per Share Earnings.

     21* Subsidiaries of the Registrant, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     23          Consent of KPMG Peat Marwick LLP.