Form 10-Q
period 1996-06-30
STAR TECHNOLOGIES INC
filed 1996-08-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1996                  Commission File Number 0-13318



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

                            Yes   X         No



    19,890,324 shares of Common Stock were outstanding as of June 30, 1996.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                           (In thousands, except per share data)
                                                                     Three Months Ended
                                                                          June 30,

                                                                      1996        1995

Revenue (includes revenue from GEMS of $63 and $2,180)               $  715      $2,576
Cost of revenue                                                         205       1,356
                                                                     ------      ------
Gross margin                                                            510       1,220
                                                                     ------      ------
Operating expenses
  Research and development                                              375         677
  Selling, general and administrative                                   787       1,014
                                                                     ------      ------
    Total operating expenses                                          1,162       1,691
                                                                     ------      ------
Operating loss                                                         (652)       (471)

Interest income                                                          61         137
                                                                     ------      ------
Net loss before provision for income taxes                             (591)       (334)

Provision for income taxes                                                -           -
                                                                     ------      ------
Net loss                                                             $ (591)     $ (334)
                                                                     ======      ======




Net loss                                                             $ (591)     $ (334)
Preferred stock dividend requirement                                   (348)       (298)
Repurchase of preferred stock                                             -       4,954
                                                                     ------      ------
  Net income (loss) applicable to common shares                      $ (939)     $4,322
                                                                     ======      ======

Earnings (loss) per share:
  Per common and common equivalent share                             $ (.05)     $  .22
                                                                     ======      ======
  Assuming full dilution                                             $ (.05)     $  .15
                                                                     ======      ======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                                     June 30,    March 31,
Assets                                                                 1996        1996
Current assets
  Cash (includes restricted cash of $17)                             $   147     $   166
  Short-term investments                                               3,769       4,886
  Accounts receivable, net                                               551         156
  Inventory, net                                                         672         726
  Other current assets                                                    85          94
                                                                     -------     -------
    Total current assets                                               5,224       6,028

Property and equipment, net                                              483         502
Other assets                                                             144         144
                                                                     -------     -------
    Total assets                                                     $ 5,851     $ 6,674
                                                                     =======     =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                   $   448     $   608
  Accrued payroll and related benefits                                   403         408
  Other accrued liabilities                                              383         450
                                                                     -------     -------
    Total current liabilities                                          1,234       1,466

Commitments and contingencies                                              -           -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 45,500 and
      46,900 shares issued; 45,500 and 46,900 shares outstanding;
      aggregate liquidation preference of $1,638 and $1,688                1           1
    Series B convertible; 120,117 shares designated; 59,584
      shares issued and outstanding; aggregate liquidation
      preference of $5,958                                                 1           1
    Series C convertible; 80,079 shares designated; 39,723
      shares issued and outstanding; aggregate liquidation
      preference of $3,972                                                 1           1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    19,937,115 and 19,927,035 shares issued; 19,890,324 and
    19,880,244 shares outstanding                                        199         199
  Additional paid-in capital                                          63,446      63,446
  Treasury stock, at cost; 46,791 shares                                (201)       (201)
  Retained deficit                                                   (58,830)    (58,239)
                                                                     -------     -------
    Total stockholders' equity                                         4,617       5,208
                                                                     -------     -------
    Total liabilities and stockholders' equity                       $ 5,851     $ 6,674
                                                                     =======     =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                                     Three Months Ended
                                                                          June 30,

                                                                       1996        1995

Cash flows from (used for) operating activities
  Net loss                                                           $ (591)     $ (334)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                        54          86
    Decrease in restricted cash                                           -         103
    (Increase) decrease in accounts receivable                         (395)        145
    Decrease in inventory                                                54         904
    Decrease in other current assets                                      9           1
    Decrease in accounts payable                                       (160)       (458)
    Decrease in accrued liabilities                                     (72)       (225)
                                                                     ------      ------
Net cash from (used for) operating activities                        (1,101)        222
                                                                     ------      ------
Cash flows from (used for) investing activities
    Capital expenditures                                                (35)         (7)
    Other investing activities, net                                       -          18
                                                                     ------      ------
                                                                        (35)         11
                                                                     ------      ------
Cash flows from (used for) financing activities
    Repurchase of preferred stock                                         -      (1,187)
    Proceeds from stock option exercises                                  -           5
                                                                     ------      ------
                                                                          -      (1,182)
                                                                     ------      ------
Net decrease in cash and equivalents                                 (1,136)       (949)

Cash and equivalents, beginning of period                             5,035       8,723
                                                                     ------      ------
Cash and equivalents, end of period                                  $3,899      $7,774
                                                                     ======      ======

                See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Star Technologies, Inc. ("Star" or the "Company") has historically designed and manufactured performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging. Star is currently developing products for the image and information management market. A key segment of this market is medical imaging, which draws upon Star's historical skills and experience. Star's current product focus is a family of DICOM 3.0-compliant solutions, with special expertise in the area of DICOM image storage. Star markets its products and technology to OEM suppliers of medical imaging equipment. The Company anticipates generating initial revenue from these products in the second quarter of fiscal 1997. In addition, Star continues to pursue contract engineering and manufacturing business opportunities. The Company's products compete in markets which are highly competitive and characterized by rapid technological advances.


NOTE 1 - Financial Information

     The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The interim consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K, Commission file number 0-13318, for the fiscal year ended March 31, 1996.

     Certain fiscal 1996 amounts have been reclassified for comparative purposes.


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

     The major classifications of inventory are as follows (in thousands):

                                         June 30,      March 31,
                                           1996          1996

     Components and subassemblies         $644          $686
     Systems-in-process                     14            22
     Completed systems                      14            18
                                          ----          ----
                                          $672          $726
                                          ====          ====

NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $22,000 at June 30, 1996 and March 31, 1996.


NOTE 5 - Sales to General Electric Medical Systems ("GEMS")

     The Company's revenue from shipments and related services of ST-RP's to GEMS totaled $2.2 million for the quarter ended June 30, 1995. During May 1995, GEMS ceased purchasing such products from the Company. (See Note 9.)


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


NOTE 7 - Earnings Per Share

     In April 1995, the Company repurchased and retired a second block of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock"). In the transaction, the Company paid $1.2 million for 46,549 shares of the Preferred Stock which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing earnings per share for the quarter ended June 30, 1995, the transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed preferred stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.


NOTE 8 - Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 will require that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the undiscounted net future cash flows expected to be generated from an asset are less than the asset's carrying amount, an impairment loss is recognized as the difference between that asset's carrying amount and its fair value. The Company adopted Statement 121 as of April 1, 1996. The adoption of Statement 121 did not have a material impact on results of operations for the quarter ended June 30, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("Statement 123"). Under Statement 123, the Company may elect, but is not required, to adopt a fair value approach to accounting for stock-based awards granted to employees. The Company adopted Statement 123 as of April 1, 1996. The Company did not implement the fair value methodology of Statement 123, although certain pro forma disclosures will be required in the Company's fiscal 1997 consolidated financial statements.


NOTE 9 - Commitments and Contingencies

     In July 1991, the Company filed a lawsuit against Ronald G. Walters ("Walters") in the United States District Court for the Northern District of Ohio alleging breach of contract arising from Walters' interference with the Company's ownership of a certain technology used in its reconstruction processor business. Walters alleged ownership of the technology, and in a counterclaim filed in August 1991, sought unstated damages and a declaratory judgment regarding the disputed technology. In April 1995, a trial was held in that Court on the Company's claim for breach of contract against Walters and Walters' counterclaim for breach of contract against the Company. On
April 24, 1995, a jury returned a verdict for Walters, finding in his favor on his claim for breach of contract and against the Company on its claim for breach of contract. The jury found that Walters does not have an obligation to assign his ownership rights in the disputed technology to the Company.
On June 13, 1995, Walters filed a separate lawsuit against the Company, its directors, and certain officers in the United States District Court for the Northern District of Ohio alleging patent infringement and unjust enrichment in connection with the Company's use of the disputed technology. Walters seeks damages of $67,500,000, trebling of any damages awarded, and an injunction to prohibit the Company from using the disputed technology. Management believes it has valid defenses to these claims and the Company filed a counterclaim against Walters challenging the validity and enforceability of the patent covering the disputed technology that was issued to Walters. On June 27, 1996, the court issued an order dismissing the directors and officers from the case. The Company has filed two motions with the court seeking partial summary judgment on Walters' claims. The Company cannot predict the likelihood, nor estimate the amount of loss, if any, which could result from an unfavorable outcome to this matter. No amounts have been recognized in the accompanying consolidated financial statements pertaining to this matter.

     On January 25, 1995, the Company filed a demand for arbitration (the "Demand") with the Commercial Arbitration Tribunal of the American Arbitration Association (the "AAA") requesting arbitration of certain contract claims against GEMS brought under a Development and Technology Agreement ("the Development Agreement"). The Development Agreement obligated GEMS to purchase its requirements for up to 900 reconstruction processors, defined in the Development Agreement as "GE Commercial Reconstruction Processors" ("GECRPs"), from the Company and to pay royalties for certain reconstruction processors that GEMS has the right to produce under the Development Agreement. GEMS developed its own reconstruction processor instead of purchasing the Company's. As discussed in Note 5, in May 1995, GEMS ceased ordering reconstruction processors from the Company. Additionally, GEMS informed the Company that GEMS is using in its reconstruction processors certain technology in which the Company has a proprietary interest. Accordingly, the Demand alleged that GEMS breached its obligation to purchase its requirements for GECRPs from the Company and breached its obligation not to use certain proprietary technology in its reconstruction processors. The Company presented its claims in a hearing conducted by a three-member arbitration panel of the AAA in December 1995 and January 1996. On March 14, 1996, the panel ruled unanimously for the Company on its claims and awarded damages totaling $9.1 million, with interest at nine percent per annum from April 14, 1996, until the award is paid. On April 4, 1996, GEMS filed a complaint against the Company in the Court of Chancery of the State of Delaware, New Castle County, asking the court to vacate the arbitration award, alleging that the award is improper and should be set aside. On July 1, 1996, the Delaware court dismissed GEMS' complaint challenging the award. On April 15, 1996, the Company filed an application in the United States District Court for the District of Columbia, seeking an order confirming the arbitration award and to have judgment entered on the award. GEMS has filed a cross-application to vacate the award. The Company's application and GEMS' cross-application are pending before this District of Columbia court. The award has not been received and is not reflected in results of operations.

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

Results of Operations

     Revenue for the first quarter of fiscal 1997 decreased 72% from the comparable prior year quarter, primarily due to the cessation of sales to General Electric Medical Systems ("GEMS") of the Company's reconstruction processor in May 1995, as discussed below and in Note 9. Revenue from sales to GEMS totalled $2.2 million for the quarter ended June 30, 1995. Sources of revenue during the first quarter of fiscal 1997 include final payment received on a claim under the U.S. Navy's SH-60 Program, discussed below, maintenance and support agreements, and sales of spare parts.

     The Company previously reported that GEMS had informed the Company that GEMS intended to stop purchasing the Company's most recently developed reconstruction processor, the ST-RP. The Company has not shipped any ST-RPs since May 1995. The Company filed a demand for arbitration in January 1995, believing that GEMS was obligated, under the terms of a Development and Technology Transfer Agreement between the Company and GEMS, to continue to obtain its requirements for reconstruction processors from the Company. The arbitration panel appointed to resolve the dispute awarded the Company $9.1 million in March 1996 for lost profits, related damages and a one-time royalty payment. GEMS filed an action asking that the award be set aside and has opposed the Company's separate action to confirm the award. On July 1, 1996, GEMS' complaint to set aside the award was dismissed. The other action is pending. The award has not been received and is not reflected in the first quarter of fiscal 1997. (See Note 9.)

     The Company had pending with the prime contractor a claim for recovery of related costs associated with one lot terminated in August 1993 for the convenience of the government under the SH-60 long-term subcontract. In June 1996, the Company agreed to $443,000 as final settlement of the claim. This amount is recognized as revenue in the first quarter of fiscal 1997.

     The gross margin percentage for the quarter ended June 30, 1996 increased to 71% from 47% for the same quarter a year ago, primarily due to final settlement on the SH-60 claim, discussed above, for which all offsetting costs were previously expensed.

     In response to the elimination of reconstruction processor sales to GEMS, in early June 1995, the Company reduced its workforce by approximately 30%, affecting manufacturing, engineering and administrative departments. These cost reductions are reflected after the first quarter of fiscal 1996.

     Research and development ("R&D") expense for the first quarter of fiscal 1997 decreased 45% from the prior year quarter. The decrease is primarily attributable to lower costs as a result of a company-wide reduction in workforce in June 1995. Due to the nature of its business, the Company expects R&D expense as a percentage of revenue to continue to be a significant operating expense.

     Selling, general and administrative expense for the first quarter of fiscal 1997 decreased 22% from the same quarter a year ago primarily due to the company-wide workforce reduction in June 1995, offset in part by higher legal fees associated with the GEMS arbitration appeals.

     During the three-month period ended June 30, 1996 and 1995, the Company earned $61,000 and $137,000, respectively, of interest income on its short-term investments.

Liquidity and Capital Resources

     The Company had a net cash outflow from operating activities of $1.1 million for the quarter ended June 30, 1996, primarily as a result of the reduction in revenue.

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

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") accrues dividends at a rate of 14% per annum (exclusive of any penalty), effective June 1, 1996. The original rate was 10% per annum and was subject to 2% per annum increases on both June 1, 1995 and 1996. The dividend rate is subject to a final increase of 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement relating to the Preferred Stock or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the remaining Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, at 14% through June 1, 1996 and are currently calculated at 16% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $348,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $5.0 million as of June 30, 1996. The Company is engaged in discussions with GE, the sole remaining holder of the Preferred Stock, regarding the repurchase and retirement of a portion of its holdings of Preferred Stock.

     As discussed in Note 9 to the unaudited interim Consolidated Financial Statements, on June 13, 1995, Ronald G. Walters filed a claim against the Company for patent infringement and unjust enrichment. While the Company cannot predict the likely outcome of this matter at this time, a judgment against the Company could have a material adverse impact on the Company's results of operations and liquidity. Management believes that it has valid defenses against this claim.

Corporate Repositioning

     In May 1995, the Company engaged the investment banking firm of Broadview Associates, LP of San Mateo, California to assist the Company in the identification of strategic opportunities, including acquisitions. The Company is engaged in discussions with two companies relating to the possible acquisition of those companies, but has reached no formal agreements or understandings with either company.

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

     Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, customer concentration, product demand and market acceptance risks, product development, commercialization and technological difficulties, the impact of competitive products and pricing, availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices, and the effect of economic conditions.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     See Part I, Item 1, Note 9.

     Item 3.  Defaults Upon Senior Securities

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") accrues dividends at a rate of 14% per annum (exclusive of any penalty), effective June 1, 1996. The original rate was 10% per annum and was subject to 2% per annum increases on both June 1, 1995 and 1996. The dividend rate is subject to a final increase of 1% per annum on June 1, 1997. The per annum dividend rate on the Preferred Stock is also subject to a 2% increase should the Company breach any of certain covenants outlined in the Preferred Stock Purchase Agreement relating to the Preferred Stock or not pay in full when due any dividends on the Preferred Stock. The Company is not in compliance with certain of the covenants in the Preferred Stock Purchase Agreement and has not paid the dividends due on the remaining Preferred Stock. Consequently, dividends have been calculated at an aggregate dividend rate of 12% per annum through May 31, 1995, at 14% through June 1, 1996 and are currently calculated at 16% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $348,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $5.0 million as of June 30, 1996. The Company is engaged in discussions with GE, the sole remaining holder of the Preferred Stock, regarding the repurchase and retirement of a portion of its holdings of Preferred Stock.


     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STAR TECHNOLOGIES, INC.


Dated:  August 14, 1996                /s/ Robert C. Compton
                                       Robert C. Compton
                                       Chairman of the Board of Directors,
                                       President and Chief Executive
                                       Officer and Director

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

      3.2* Certificate of Designation, Preferences and Rights of Series B Senior Preferred Stock and Series C Senior Preferred Stock ("Certificate of Designation"), incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

      3.3* Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated August 29, 1994, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

      3.4* By-Laws of the Company, as amended and restated on February 24, 1994, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

      11         Statement Regarding Computation of Per Share Earnings

      27         Financial Data Schedule
                                         -12-