Form 10-Q
period 1996-09-30
STAR TECHNOLOGIES INC
filed 1996-11-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



                                 FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1996          Commission File Number 0-13318



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

                          Yes   X         No



19,890,324 shares of Common Stock were outstanding as of September 30, 1996.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                           (In thousands, except per share data)
                                                    Three Months Ended   Six Months Ended
                                                       September 30,       September 30,
                                                      1996      1995      1996      1995

Revenue                                             $   217   $   505   $   932   $ 3,081

Cost of revenue                                         259       319       464     1,675
                                                    -------   -------   -------   -------
Gross margin                                            (42)      186       468     1,406
                                                    -------   -------   -------   -------
Operating expenses
  Research and development                              305       451       680     1,128
  Selling, general and administrative                 1,027       848     1,814     1,862
                                                    -------   -------   -------   -------
    Total operating expenses                          1,332     1,299     2,494     2,990
                                                    -------   -------   -------   -------
Operating loss                                       (1,374)   (1,113)   (2,026)   (1,584)

Interest income, net                                    339       114       400       251
Other income, net                                     6,215        35     6,215        35
                                                    -------   -------   -------   -------
Net income (loss) before provision for income taxes   5,180      (964)    4,589    (1,298)

Provision for income taxes                                -         -         -         -
                                                    -------   -------   -------   -------
Net income (loss)                                   $ 5,180   $  (964)  $ 4,589   $(1,298)
                                                    =======   =======   =======   =======




Net income (loss)                                   $ 5,180   $  (964)  $ 4,589   $(1,298)
Preferred stock dividend requirement                    (25)     (348)      (25)     (646)
Adjustment for repurchase of preferred stock           (174)        -      (522)        -
Excess carrying amount and cumulative undeclared
  dividends of preferred stock over consideration    10,580         -    10,580     4,954
                                                    -------   -------   -------   -------
  Net income (loss) applicable to common shares     $15,561   $(1,312)  $14,622   $ 3,010
                                                    =======   =======   =======   =======

Earnings (loss) per share:
  Per common and common equivalent share            $   .78   $  (.07)  $   .74   $   .15
                                                    =======   =======   =======   =======
  Assuming full dilution                            $   .70   $  (.07)  $   .66   $   .12
                                                    =======   =======   =======   =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                                 Sept. 30,   March 31,
Assets                                                             1996        1996
Current assets
  Cash                                                           $ 2,032     $   166
  Short-term investments                                           5,179       4,886
  Accounts receivable, net                                           135         156
  Inventory, net                                                     562         726
  Other current assets                                               119          94
                                                                 -------     -------
    Total current assets                                           8,027       6,028

Property and equipment, net                                          438         502
Other assets                                                         144         144
                                                                 -------     -------
    Total assets                                                 $ 8,609     $ 6,674
                                                                 =======     =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                               $   534     $   608
  Accrued payroll and related benefits                               303         408
  Other accrued liabilities                                          374         450
                                                                 -------     -------
    Total current liabilities                                      1,211       1,466
                                                                 -------     -------
Commitments and contingencies                                          -           -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 45,500
      and 46,900 shares issued; 45,500 and 46,900 shares
      outstanding; aggregate liquidation preference of
       $1,638 and $1,688                                               1           1
    Series B convertible; 120,117 shares designated; 11,917
      and 59,584 shares issued; 11,917 and 59,584 shares
      outstanding; aggregate liquidation preference of $1,192
      and $5,958                                                       1           1
    Series C convertible; 80,079 shares designated; 7,945
      and 39,723 shares issued; 7,945 and 39,723 shares
      outstanding aggregate liquidation preference of
      $795 and $3,972                                                  1           1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    19,937,115 and 19,927,035 shares issued; 19,890,324 and
    19,880,244 shares outstanding                                    199         199
  Additional paid-in capital                                      61,047      63,446
  Treasury stock, at cost; 46,791 shares                            (201)       (201)
  Retained deficit                                               (53,650)    (58,239)
                                                                 -------     -------
    Total stockholders' equity                                     7,398       5,208
                                                                 -------     -------
    Total liabilities and stockholders' equity                   $ 8,609     $ 6,674
                                                                 =======     =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                                   Six Months Ended
                                                                    September 30,

                                                                   1996        1995

Cash flows from (used for) operating activities
  Net income (loss)                                              $ 4,589     $(1,298)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                    105         168
    Decrease in restricted cash                                       17         185
    Decrease in accounts receivable                                   21          77
    Decrease in inventory                                            164         977
    Increase in other current assets                                 (25)        (61)
    Decrease in accounts payable                                     (74)       (545)
    Decrease in accrued liabilities                                 (181)       (600)
                                                                 -------     -------
Net cash from (used for) operating activities                      4,616      (1,097)
                                                                 -------     -------
Cash flows from (used for) investing activities
    Capital expenditures                                             (41)        (32)
    Other investing activities, net                                    -          37
                                                                 -------     -------
                                                                     (41)          5
                                                                 -------     -------
Cash flows from (used for) financing activities
    Repurchase of preferred stock                                 (2,399)     (1,187)
    Proceeds from stock option exercises                               -           5
                                                                 -------     -------
                                                                  (2,399)     (1,182)
                                                                 -------     -------
Net increase (decrease) in cash and equivalents                    2,176      (2,274)

Cash and equivalents, beginning of period                          5,035       8,723
                                                                 -------     -------
Cash and equivalents, end of period                              $ 7,211     $ 6,449
                                                                 =======     =======

                See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Star Technologies, Inc. ("Star" or the "Company") has historically designed and manufactured performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging. Star is currently developing products for the image and information management market. A key segment of this market is medical imaging, which draws upon Star's historical skills and experience. Star's current product focus is a family of DICOM 3.0-compliant solutions, with special expertise in the area of DICOM image storage. Star markets its products and technology to OEM suppliers of medical imaging equipment. The Company has not yet generated any significant revenue from these products. In addition, Star continues to pursue contract engineering and manufacturing business opportunities. The Company's products compete in markets which are highly competitive and characterized by rapid technological advances.


NOTE 1 - Financial Information

     The interim financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The interim consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K, Commission file number 0-13318, for the fiscal year ended March 31, 1996.

     Certain fiscal 1996 amounts have been reclassed for comparative purposes.


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

     The major classifications of inventory are as follows (in thousands):

                                         Sept. 30,     March 31,
                                           1996          1996

     Components and subassemblies          $510          $686
     Systems-in-process                      15            22
     Completed systems                       37            18
                                           ----          ----
                                           $562          $726
                                           ====          ====

NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $23,000 and $22,000 at September 30, 1996 and March 31, 1996,
respectively.


NOTE 5 - Transactions with General Electric Medical Systems ("GEMS") and General Electric ("GE")

     In August 1996, GEMS paid Star $9.4 million, the amount including interest, awarded to Star in March 1996 in its claim against GEMS for breach of contract. The payment from GEMS arose from a demand for arbitration that Star filed against GEMS in January 1995. As previously reported, Star filed the demand after GEMS declared that it would not purchase any reconstruction processors from Star after May 1995. The demand alleged that GEMS' decision to stop buying reconstruction processors from Star violated a development and technology transfer agreement that Star and GEMS entered into in October 1991. Following a hearing on Star's demand, a three-member panel of the American Arbitration Association found that GEMS violated the agreement by terminating its purchases from Star and by using certain technology owned by Star in reconstruction processors that GEMS is manufacturing.

     GEMS paid the award in connection with an agreement with Star that provided for Star to repurchase 80% of Star's Series B and Series C Senior Preferred Stock (the "Preferred Stock") held by GE. Star paid GE $2.4 million for the Preferred Stock which had an aggregate redemption price of $13.0 million, including 100% of cumulative, undeclared dividends that totaled in excess of $5.0 million. GE also granted to Star a three-year option to repurchase the remaining 20% of the Preferred Stock at the same per share price that Star paid in the August 1996 repurchase. In addition, Star and GEMS have amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the sole holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board.

     The remaining Preferred Stock now accrues dividends at a rate of 10% per annum effective August 1996. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $25,000 as of September 30, 1996.

     The Company's revenue from GEMS totaled $17,000 and $98,000 for the quarters ended September 30, 1996 and 1995, respectively. For the six months ended September 30, 1996 and 1995, revenue from GEMS totalled $80,000 and $2.3 million, respectively.


NOTE 6 - Notes Payable and Capital Lease Obligations

     On September 30, 1995, the Company's revolving credit note agreement expired and was not renewed. The Company had not borrowed under this agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not require a credit agreement to meet its anticipated operating requirements, the Company is in discussion with several banks regarding potential credit agreement arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations, all of which mature in 1997.

     The Company expects to have sufficient cash, through its current cash and short-term investments position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.


NOTE 7 - Earnings Per Share

     In August 1996, the Company repurchased and retired 80% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from GE. In the transaction, the Company paid $2.4 million for 79,445 shares of the Preferred Stock which had a redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. For purposes of computing the earnings per share for the three- and six-month period ended September 30, 1996, the transaction resulted in the availability of $10.6 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed Preferred Stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.

     In April 1995, the Company also repurchased and retired 46,549 shares of the outstanding shares of the Preferred Stock. In the transaction, the Company paid $1.2 million for the shares which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing the earnings per share for the six-month period ended September 30, 1995, the transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed Preferred Stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.


NOTE 8 - Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the undiscounted net future cash flows expected to be generated from an asset are less than the asset's carrying amount, an impairment loss is recognized as the difference between that asset's carrying amount and its fair value. The Company adopted Statement 121 as of April 1, 1996. The adoption of Statement 121 did not have a material impact on the Company's results of operations.

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

NOTE 9 - Settlement of Patent Litigation

     In August 1996, the Company settled all claims asserted by Ronald G. Walters ("Walters") against the Company and certain officers and directors of the Company in a patent infringement and unjust enrichment lawsuit. In that suit, Walters had sought over $67 million, with trebling of any damages awarded. In response to the suit, the Company had filed a counterclaim against Walters.

     Under the terms of the settlement agreement, the Company paid Walters a one-time payment of $2.9 million for which Walters dismissed the claims he had brought against the Company, and the Company dismissed the counterclaim it had asserted against Walters.

     The settlement payment is reflected as a reduction of other income on the Consolidated Statement of Operations in the second quarter of fiscal 1997.


     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

Results of Operations

     Revenue for the three-month period ended September 30, 1996 decreased 57% from the same period a year ago, primarily due to lower levels of spare parts sales and maintenance and support revenue. For the six months ended September 30, 1996, revenue decreased 70% from the comparable prior-year period, primarily due to the cessation of reconstruction processor sales to General Electric Medical Systems ("GEMS") in the first quarter of fiscal 1996. (See Note 5.)

     The gross margin percentage for the three-month period ended September 30, 1996 decreased from 37% to (19)% from the comparable prior-year period, primarily due to an unfavorable absorption rate of fixed costs associated with lower revenue levels. The gross margin percentage for the six months ended September 30, 1996 increased from 46% to 50% from the same prior-year period primarily due to the final settlement on the claim under the U.S. Navy's SH-60 Program which was recognized as revenue in the first quarter of fiscal 1996.

     Research and development ("R&D") expense for the three and six months ended September 30, 1996 decreased 32% and 40%, respectively, from the same periods a year ago. The decreases are primarily attributable to company-wide cost reductions as well as reduced staff levels.

     Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1996 increased 21% from the same period a year ago, primarily due to costs associated with the recently terminated acquisition discussions with Electronic Instrumentation and Technology, Inc. ("EIT"), as well as performance bonuses related to the receipt of the $9.4 million GEMS arbitration award. For the six months ended September 30, 1996, the above increases were offset by lower legal costs associated with the GEMS arbitration, resulting in a 3% decrease in SG&A expense from the same prior-year period.

     During the three- and six-month periods ended September 30, 1996 and 1995, the Company earned $339,000 and $114,000, and $400,000 and $251,000, respectively, of net interest income. The increases for the three and six months ended September 30, 1996 from the prior-year periods are primarily attributable to interest received from GEMS on the arbitration award. (See
Note 5.)

     Other income for the three- and six-month periods ended September 30, 1996 includes the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million. (See Notes 5 and 9.)


Liquidity and Capital Resources

     The Company generated $4.6 million of cash flow for the six months ended September 30, 1996, primarily as a result of the receipt of the arbitration award from GEMS in August 1996. (See Note 5.)

     In August 1996, after receiving $9.4 million from GEMS for breach of contract, the Company repurchased and retired 80% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from GE. In the transaction, the Company paid $2.4 million for 79,445 shares of the Preferred Stock which had a redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. GE also issued to Star a three-year option to purchase the remaining 20% of the Preferred Stock at the same per share price that Star paid in the August 1996 repurchase. In addition, Star and GE amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board. (See Note 5.)

     The remaining Preferred Stock now accrues dividends at a rate of 10% per annum effective August 1996. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $25,000 as of September 30, 1996.

     On September 30, 1995, the Company's revolving credit note agreement expired and was not renewed. The Company had not borrowed under this agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not require a credit agreement to meet its anticipated operating requirements, the Company is in discussion with several banks regarding potential credit agreement arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations, all of which mature in 1997.

     The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.


Corporate Repositioning

     The Company previously engaged in acquisition discussions with EIT and had announced, in August 1996, the signing of a letter of intent to acquire EIT. In October 1996, the Company announced that it had ended acquisition discussions with EIT citing the inability of the two parties to reach agreement on key financial aspects of the acquisition.

     The Company remains committed to growing Star through strategic mergers or acquisitions. The Company continues to work with an investment banking firm and with other sources to identify potential merger or acquisition candidates.

     The Company has concentrated its R&D efforts over the past few years exploring growth opportunities in the medical imaging business in which the Company has over ten years of experience. The Company has targeted the medical information systems market, including both medical reporting and digital medical imaging and communications systems. In fiscal 1996, the Company received Food and Drug Administration clearance to market the Image Management Server and the Film Image Scan System, the Company's two new products. The Company can give no assurances that the products will be accepted in the marketplace.

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

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on August 22, 1996. 16,780,785 shares of the Company's Common Stock and Series A Preferred Stock were present, in person or by proxy, at the Annual Meeting to vote on the election of three directors. 99,307 shares of the Preferred Stock were present, in person or by proxy, at the Annual Meeting.

     At the Annual Meeting, Francis Jungers was elected to the Company's Board of Directors for a term equal to the earliest of three years, the election and qualification of his successor, or until his death, resignation or removal from office. Only holders of the Company's Common Stock and Series A Preferred Stock were eligible to vote on the nomination of Mr. Jungers to the Board of Directors. 16,463,907 shares were voted for Mr. Jungers and 316,888 shares were withheld.

     Robert Compton, Alan Maxwell and Dr. Carl Ravin continue as Directors of the Company. The terms of Mr. Compton and Dr. Ravin expire on the date of the 1997 Annual Meeting of Stockholders. The term of Mr. Maxwell expires on the date of the 1998 Annual Meeting of Stockholders.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STAR TECHNOLOGIES, INC.


Dated:  November 14, 1996      /s/ Robert C. Compton
                               Robert C. Compton
                               Chairman of the Board of Directors,
                               President and Chief Executive
                               Officer and Director

                               /s/ Brenda A. Potosnak
                               Brenda A. Potosnak
                               Vice President of Finance and Administration, Secretary, Treasurer and Chief Financial Officer

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

      3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 23, 1996.

      3.5 By-Laws of the Company, as amended and restated on February 24, 1994, and as further amended on August 22, 1996.

      4.1*       Restated Certificate of Incorporation, as amended (see
                 Exhibit 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

      4.4 Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.4).

      10.26 Stock Repurchase Agreement, dated August 16, 1996, between the Company and General Electric Company.

      10.27 Amendment No. 1 to Preferred Stock Purchase Agreement, dated August 16, 1996, between General Electric Company and the Company.

      10.28 Stock Option Agreement, dated August 16, 1996, between General Electric Company and the Company.

      11         Statement Regarding Computation of Per Share Earnings.

      27         Financial Data Schedule.




*Incorporated by reference.