Form 10-Q
period 1996-12-31
STAR TECHNOLOGIES INC
filed 1997-02-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended December 31, 1996             Commission File Number 0-13318



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

                            Yes   X         No



  19,841,924 shares of Common Stock were outstanding as of December 31, 1996.

PART I.  FINANCIAL INFORMATION


Item 1.
Financial Statements

                            STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)
                              (In thousands, except per share data)
                                                    Three Months Ended   Nine Months Ended
                                                       December 31,        December 31,
                                                      1996      1995      1996      1995

Revenue                                             $   206   $   875   $ 1,138   $ 3,956

Cost of revenue                                         433       672       897     2,347
                                                    -------   -------   -------   -------
Gross margin                                           (227)      203       241     1,609
                                                    -------   -------   -------   -------
Operating expenses
  Research and development                              213       457       893     1,585
  Selling, general and administrative                   914     1,011     2,728     2,873
                                                    -------   -------   -------   -------
    Total operating expenses                          1,127     1,468     3,621     4,458
                                                    -------   -------   -------   -------
Operating loss                                       (1,354)   (1,265)   (3,380)   (2,849)

Interest income, net                                     95        97       495       348
Other income, net                                         1         3     6,216        38
                                                    -------   -------   -------   -------
Net income (loss) before provision for income taxes  (1,258)   (1,165)    3,331    (2,463)

Provision for income taxes                                -         -         -         -
                                                    -------   -------   -------   -------
Net income (loss)                                   $(1,258)  $(1,165)  $ 3,331   $(2,463)
                                                    =======   =======   =======   =======




Net income (loss)                                   $(1,258)  $(1,165)  $ 3,331   $(2,463)
Preferred stock dividend requirement                    (50)     (348)      (75)     (994)
Adjustment for repurchase of preferred stock              -         -      (522)        -
Excess carrying amount and cumulative undeclared
  dividends of preferred stock over consideration         -         -    10,580     4,954
                                                    -------   -------   -------   -------
  Net income (loss) applicable to common shares     $(1,308)  $(1,513)  $13,314   $ 1,497
                                                    =======   =======   =======   =======

Earnings (loss) per share:
  Per common and common equivalent share            $  (.07)  $  (.08)  $   .67   $   .08
                                                    =======   =======   =======   =======
  Assuming full dilution                            $  (.07)  $  (.08)  $   .61   $   .08
                                                    =======   =======   =======   =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                        (Unaudited)
                             (In thousands, except share data)
                                                                 Dec. 31,    March 31,
Assets                                                             1996        1996
Current assets
  Cash                                                           $    35     $   166
  Short-term investments                                           6,295       4,886
  Accounts receivable, net                                           131         156
  Inventory, net                                                     291         726
  Other current assets                                                92          94
                                                                 -------     -------
    Total current assets                                           6,844       6,028

Property and equipment, net                                          392         502
Other assets                                                         144         144
                                                                 -------     -------
    Total assets                                                 $ 7,380     $ 6,674
                                                                 =======     =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                               $   316     $   608
  Accrued payroll and related benefits                               285         408
  Other accrued liabilities                                          683         450
                                                                 -------     -------
    Total current liabilities                                      1,284       1,466
                                                                 -------     -------
Commitments and contingencies                                          -           -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 17,500
      and 46,900 shares issued; 17,500 and 46,900 shares
      outstanding; aggregate liquidation preference of
      $630 and $1,688                                                  1           1
    Series B convertible; 120,117 shares designated; 11,917
      and 59,584 shares issued; 11,917 and 59,584 shares
      outstanding; aggregate liquidation preference of $1,192
      and $5,958                                                       1           1
    Series C convertible; 80,079 shares designated; 7,945
      and 39,723 shares issued; 7,945 and 39,723 shares
      outstanding aggregate liquidation preference of
      $795 and $3,972                                                  1           1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    19,937,115 and 19,927,035 shares issued; 19,841,924 and
    19,880,244 shares outstanding                                    199         199
  Additional paid-in capital                                      61,011      63,446
  Treasury stock, at cost; 95,191 and 46,791 shares                 (209)       (201)
  Retained deficit                                               (54,908)    (58,239)
                                                                 -------     -------
    Total stockholders' equity                                     6,096       5,208
                                                                 -------     -------
    Total liabilities and stockholders' equity                   $ 7,380     $ 6,674
                                                                 =======     =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)
                                       (In thousands)

                                                                  Nine Months Ended
                                                                    December 31,

                                                                   1996        1995

Cash flows from (used for) operating activities
  Net income (loss)                                              $ 3,331     $(2,463)

Adjustments to reconcile net income (loss) to net cash
  from (used for) operating activities
    Depreciation and amortization                                    154         241
    Decrease in restricted cash                                       17         441
    Decrease in accounts receivable                                   25          85
    Decrease in inventory                                            435       1,463
    (Increase) decrease in other current assets                        2         (25)
    Decrease in accounts payable                                    (292)       (397)
    Increase (decrease) in accrued liabilities                       110        (902)
                                                                 -------     -------
  Net cash from (used for) operating activities                    3,782      (1,557)
                                                                 -------     -------
Cash flows from (used for) investing activities
    Capital expenditures                                             (44)        (65)
    Other investing activities, net                                    -          57
                                                                 -------     -------
                                                                     (44)         (8)
                                                                 -------     -------
Cash flows from (used for) financing activities
    Repurchase of preferred stock                                 (2,435)     (1,187)
    Proceeds from stock option exercises                               -           5
    Purchase of treasury stock                                        (8)          -
                                                                 -------     -------
                                                                  (2,443)     (1,182)
                                                                 -------     -------
Net increase (decrease) in cash and equivalents                    1,295      (2,747)

Cash and equivalents, beginning of period                          5,035       8,723
                                                                 -------     -------
Cash and equivalents, end of period                              $ 6,330     $ 5,976
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


NOTE 1 - Financial Information

     The interim financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     The major classifications of inventory are as follows (in thousands):

                                          Dec. 31,     March 31,
                                           1996          1996

     Components and subassemblies          $270          $686
     Systems-in-process                       7            22
     Completed systems                       14            18
                                           ----          ----
                                           $291          $726
                                           ====          ====

NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $23,000 and $22,000 at December 31, 1996 and March 31, 1996, respectively.


NOTE 5 - Transactions with General Electric Medical Systems ("GEMS") and General Electric ("GE")

     In August 1996, GEMS paid Star $9.4 million, the amount, including interest, awarded to Star in March 1996 in its claim against GEMS for breach of contract. The payment from GEMS arose from a demand for arbitration that Star filed against GEMS in January 1995. As previously reported, Star filed the demand after GEMS declared that it would not purchase any reconstruction processors from Star after May 1995. The demand alleged that GEMS' decision to stop buying reconstruction processors from Star violated a development and technology transfer agreement that Star and GEMS entered into in October 1991. Following a hearing on Star's demand, a three-member panel of the American Arbitration Association found that GEMS violated the agreement by terminating its purchases from Star and by using certain technology owned by Star in reconstruction processors that GEMS is manufacturing.

     GEMS paid the award in connection with an agreement with Star that provided for Star to repurchase 80% of Series B and Series C Senior Preferred Stock (the "Preferred Stock") held by GE. Pursuant to the agreement, in August 1996, Star paid GE $2.4 million for the Preferred Stock which had an aggregate redemption price of $13.0 million, including 100% of cumulative, undeclared dividends that totaled in excess of $5.0 million. GE also granted to Star a three-year option to repurchase the remaining 20% of the Preferred Stock at the same per share price that Star paid in the August 1996 repurchase. In addition, Star and GEMS have amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the sole remaining holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board.

     Effective August 1996, the remaining Preferred Stock accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $75,000 as of December 31, 1996.

     The Company's revenue from GEMS totaled $20,000 and $10,000 for the quarters ended December 31, 1996 and 1995, respectively. For the nine months ended December 31, 1996 and 1995, revenue from GEMS totaled $100,000 and $2.3 million, respectively.


NOTE 6 - Notes Payable and Capital Lease Obligations

     The Company has not borrowed under any bank agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not require a credit agreement to meet its anticipated operating requirements, the Company is in discussion with several banks regarding potential credit agreement arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations, all of which expire in 1997.

     The Company expects to have sufficient cash, through its current cash and short-term investments position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.


NOTE 7 - Repurchases of Stock

     In December 1996, the Company repurchased 28,000 shares of Series A Preferred Stock (representing 201,600 shares of common stock on an if-converted basis) from State Farm Mutual Automobile Insurance Company ("State Farm") for $35,000. The Company also repurchased 48,400 shares of the Company's common stock from State Farm for $8,000.

     In August 1996, the Company repurchased 80% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from GE. In the transaction, the Company paid $2.4 million for 79,445 shares of the Preferred Stock which had a redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. For purposes of computing earnings per share for the nine-month period ended December 31, 1996, the transaction resulted in the availability of $10.6 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed Preferred Stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.

     In April 1995, the Company also repurchased 46,549 shares of the outstanding shares of the Preferred Stock. In the transaction, the Company paid $1.2 million for the shares which had a redemption price of $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. For purposes of computing earnings per share for the nine-month period ended December 31, 1995, the transaction resulted in the availability of $5.0 million additional earnings to common stockholders, representing the difference between the carrying amount of the redeemed Preferred Stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock.


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

     The settlement payment is reflected as a reduction of other income on the Consolidated Statement of Operations for the nine months ended December 31, 1996.


     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

Results of Operations

     Revenue for the three and nine months ended December 31, 1996 decreased 76% and 71%, respectively, from the comparable prior-year periods. The decreases are attributable to a payment received and recognized as revenue in the third quarter of fiscal 1996 relating to a claim for recovery of inventory and related costs under the U.S. Navy's SH-60 Program. For the nine-months ended December 31, 1996, the decrease in revenue is also attributable to the cessation of reconstruction processor sales to General Electric Medical Systems ("GEMS") in the first quarter of fiscal 1996. (See
Note 5.)

     The gross margin percentage for the three- and nine-month periods ended December 31, 1996 decreased from 23% to (110%) and from 41% to 21%, respectively, from the comparable periods a year ago, primarily due to unfavorable absorption rates of fixed costs associated with lower revenue levels. The decrease in gross margin percentage for the three months is also unfavorably impacted by a reserve for potentially excess G2000 inventory recorded in the current quarter as cost of revenue. The Company previously anticipated sales of G2000 spare parts to the U.S. Navy under its SH-60 Program.

     Research and development ("R&D") expense for the three and nine months ended December 31, 1996 decreased 53% and 44%, respectively, from the same prior-year periods. The decreases are primarily attributable to reduced staff levels.

     Selling, general and administrative ("SG&A") expense for the quarter and nine months ended December 31, 1996 decreased 10% and 5%, respectively, from the same periods a year ago. The decreases are primarily related to lower legal costs, partially offset by a one-time expense incurred in the current quarter in connection with the reduction of the Company's leased facility space. Resultant cost savings from the facility reduction will begin in the fourth quarter of fiscal 1997.

     During the three- and nine-month periods ended December 31, 1996 and 1995, the Company earned $95,000 and $97,000, and $495,000 and $348,000, respectively, of net interest income. The increase for the nine months ended December 31, 1996 from the same prior-year period is primarily attributable to interest received from GEMS in the second quarter of fiscal 1997 on the arbitration award. (See Note 5.)

     Other income for the nine-month period ended December 31, 1996 includes the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million. (See Notes 5 and 9.)


Liquidity and Capital Resources

     The Company generated $3.8 million of cash flow for the nine months ended December 31, 1996, primarily as a result of the receipt of the arbitration award from GEMS in August 1996. (See Note 5.)

     In December 1996, the Company repurchased 28,000 shares of Series A Preferred Stock (representing 201,600 shares of common stock on an if-converted basis) from State Farm Mutual Automobile Insurance Company ("State Farm") for $35,000. The Company also repurchased 48,400 shares of the Company's Common Stock from State Farm for $8,000.

     In August 1996, the Company repurchased 80% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from GE. In the transaction, the Company paid $2.4 million for 79,445 shares of the Preferred Stock which had a redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. GE also issued to Star a three-year option to purchase the remaining 20% of the Preferred Stock at the same per share price that Star paid in the August 1996 repurchase. In addition, Star and GE amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board. (See Note 5.)

     The remaining Preferred Stock now accrues dividends at a rate of 10% per annum effective August 1996. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $75,000 as of December 31, 1996.

     The Company has not borrowed under any bank agreement since December 1993 and has had sufficient cash reserves for its operating needs since that time. Although the Company does not require a credit agreement to meet its anticipated operating requirements, the Company is in discussion with several banks regarding potential credit agreement arrangements. The Company's remaining short-term obligations relate entirely to capital lease obligations, all of which expire in 1997.

     The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1997 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.


Corporate Repositioning

     The Company previously engaged in acquisition discussions with Electronic Instrumentation and Technology, Inc. ("EIT") and had announced, in August 1996, the signing of a letter of intent to acquire EIT. In October 1996, the Company announced that it had ended acquisition discussions with EIT, citing the inability of the two parties to reach agreement on key financial aspects of the acquisition.

     The Company remains committed to growth through strategic mergers or acquisitions. The Company continues to work with investment banking firms and with other sources to identify potential merger or acquisition candidates.

     The Company has concentrated its R&D efforts over the past few years exploring growth opportunities in the medical imaging business in which the Company has over ten years of experience. The Company has targeted the medical information systems market, including both medical reporting and digital medical imaging and communications systems. In fiscal 1996, the Company received Food and Drug Administration clearance to market the Image Management Server ("IMS") and the Film Image Scan System ("FISS"), the Company's two products in the medical information systems market. Although the Company's first sale of the IMS product occurred in the quarter ended December 31, 1996, the Company has not yet generated any significant revenue from the IMS and FISS products. The Company can give no assurances that the products will be accepted in the marketplace.

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


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     None


     Item 5. Other Information

     Francis Jungers, a Director of the Company, resigned in November 1996. Robert Compton, Alan Maxwell and Dr. Carl Ravin continue to serve as Directors of the Company.


     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.

                                      STAR TECHNOLOGIES, INC.


Dated:  February 14, 1997             /s/ Robert C. Compton
                                      --------------------------------------
                                      Robert C. Compton
                                      Chairman of the Board of Directors,
                                      President and Chief Executive
                                      Officer and Director



                                      /s/ Brenda A. Potosnak
                                      --------------------------------------
                                      Brenda A. Potosnak
                                      Vice President of Finance and
                                      Administration, Secretary, Treasurer
                                      and Chief Financial Officer

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

      3.4* Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 23, 1996, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission on November 14, 1996.

      3.5* By-Laws of the Company, as amended and restated on February 24, 1994, and as further amended on August 22, 1996, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission on November 14, 1996.

      4.1*       Restated Certificate of Incorporation, as amended (see
                 Exhibit 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

      4.4* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.4).

      10.29 Addendum No. 1 to Lease Agreement dated August 19, 1994 by and between Richard E. Curtis, Trustee and the Company.

      11         Statement Regarding Computation of Per Share Earnings.

      27         Financial Data Schedule.



*Incorporated by reference.