Form 10-K405
period 1997-03-31
STAR TECHNOLOGIES INC
filed 1997-06-30
CIK 733871

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-K


                  Annual Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the Fiscal Year Ended March 31, 1997      Commission File Number 0-13318



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

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 1997 was $5,589,249. 19,872,884 shares of Common Stock were outstanding as of June 25, 1997.

Document incorporated by reference:

1. Star's definitive Proxy Statement for its Annual Meeting to be held August 21, 1997, into Part III of this Report on Form 10-K.


                                   PART I


Item 1.  Business

GENERAL

Corporate Repositioning
     Star Technologies, Inc. ("Star" or the "Company") has historically been a supplier of performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging.
In May 1995, Star's major customer, General Electric Medical Systems ("GEMS"), ceased purchasing reconstruction processors from the Company.
(See discussion below, and in Part II, Item 7 and Item 8, Note 2.) Sales to GEMS represented a substantial share of Star's total business. Star's current products are DICOM 3.0-compliant solutions for the medical imaging and information systems market, with special expertise in the area of DICOM image storage. The Company has not yet generated any significant revenue from these products.

     The Company, over the past two years, has been actively working with several investment banking firms, as well as other sources, to identify potential merger and acquisition partners. The Company is committed to growing Star through strategic mergers and acquisitions. Star is engaged in discussions with an imaging company relating to the possible acquisition of that company's technology and certain other assets. If such acquisition is consummated, the Company expects that the purchase price will be material to Star and may include the issuance of shares of the Company's common stock to the seller. Star has reached no formal agreement with the company and the acquisition may not be consummated.

Medical Imaging
     Star's Image Management Server ("IMS") is a full DICOM 3.0 Storage Class Provider image management system for the integration, storage and retrieval of medical images and related information. The IMS combines a proven industry-standard database platform with a flexible hierarchical image storage system that is scalable to a customer's needs. The Star IMS provides a cost-effective, centralized and convenient means of accessing patient information from multiple acquisition sources, for applications such as computed tomography ("CT") and magnetic resonance imaging ("MRI") clustering, or longer term storage for an in-house image distribution system. The IMS received Federal Food and Drug Administration ("FDA") market clearance in fiscal 1996. The Company has not yet generated any significant revenue from this product.

     Star's other current product, the Film Image Scan System ("FISS") converts film into a DICOM image information system environment. The FISS combines the industry's leading film digitizers, from Lumisys and Vidar, with a PC-based Image Quality and Reformatter Station. This combination provides a cost-effective means to scan film studies (CT, MRI, X-ray, etc.), convert them to digital images, include patient information, reformat images into the DICOM 3.0 standard, and send these images anywhere they are needed on a network (to a physician review station or to an image management or archive system). The Image Quality and Reformatter Station also provides the functionality to preview and control image quality and ensure proper image orientation before storing and distributing the data. The FISS is currently being tested at potential customer sites. The FISS received FDA market clearance in fiscal 1996. The Company has not yet generated any significant revenue from this product.

Service
     The Company provides service repair and maintenance on its high-performance computers as well as its older computing products known as array processors.

History
     The Company was in the development stage from its formation in August 1981 until the first array processor was shipped in July 1983. In February 1984, Star contracted with General Electric Company ("GE") to develop and sell the ST-CT array processor to GEMS under a multi-year original equipment manufacturer ("OEM") agreement. From that time through May 1995, sales to GEMS represented a substantial share of Star's total business.

     In fiscal 1992, the Company entered into a joint development agreement with GEMS to develop the next generation of GEMS' medical imaging product. The Company phased the new product, the ST-RP, into production in fiscal 1994 under the OEM agreement. In fiscal 1995 GEMS informed the Company that it did not intend to purchase additional units after May 1995. The Company believed that GEMS was obligated, under the terms of the Development and Technology Transfer Agreement (the "Development Agreement") between the Company and GEMS, to continue to obtain its requirements for ST-RPs from the Company beyond those volumes ordered, and filed a demand for arbitration in January 1995, in accordance with the terms of the Development Agreement. The arbitration panel appointed to resolve the dispute awarded Star $9.1 million in March 1996. GEMS paid Star $9.4 million, which includes interest, in August 1996.

     In April 1988, the Company acquired the GraphiconTM Products Division from GE. The Company further developed this business, which included investing in new 3-D graphics software and hardware technologies and marketing programs to expand distribution channels. In March 1995, the Company sold this division to the prime contractor under the United States Navy's SH-60 helicopter contract.

     In fiscal 1994, the Company began research and development ("R&D") work on new products for the image and information management market, including the IMS and FISS. The Company has received FDA clearance to market both products.

CUSTOMERS

     Sales to GEMS accounted for approximately 9%, 54%, and 90% of the Company's revenue in fiscal 1997, 1996 and 1995, respectively. Fiscal 1997 sales consisted of spare parts and repairs. Fiscal 1996 and 1995 sales consisted primarily of reconstruction processors for use in CT medical imaging systems. CT systems use computers and scanners to produce cross-sectional images of certain organs and body tissues. GEMS ceased purchasing such units from the Company in fiscal 1996. (See Part II, Item 7 and Item 8, Note 2.)

     Revenue on a long-term subcontract for the United States Navy's SH-60 Program to supply Graphicon 2000 image generators accounted for 34%, 18% and 1% of the Company's revenue in fiscal 1997, 1996, and 1995, respectively. Work under the contract began in fiscal 1993 and was completed in fiscal 1995. Revenue in fiscal 1997 and 1996 relates to the settlement of the termination claim discussed in Part II, Item 7, Results of Operations.

MARKETING AND CUSTOMER SERVICE

     The Company markets and services its products through its own direct sales force, distributors, and OEMs. Star has focused its primary marketing strategy on providing solutions to strategic OEM partners. At June 20, 1997, the Company had five employees in sales, marketing and service activities in or near Washington, DC.

     The Company provides a factory warranty (usually 90 days) covering parts and labor for its hardware. The Company also offers non-warranty maintenance services and software maintenance services and upgrades on a contract basis. Certain OEM customers elect to provide their own maintenance services, in which case the Company generally trains the customers' service personnel. Service revenue as a percentage of total revenue was approximately 42% in fiscal 1997, 19% in fiscal 1996, and 7% in fiscal 1995. The percentage increases in fiscal 1997 and 1996 are not due to higher service revenue but to significantly lower total revenue in fiscal 1997 and 1996 due to the loss of the GEMS business discussed above.

BACKLOG

     The Company does not have a backlog of orders at May 31, 1997.

RESEARCH AND DEVELOPMENT

     The Company is committed to technological development to maintain the competitiveness of its products. The Company's strategy has been to continue enhancing its existing products. Research and development expenditures totaled $1.1 million, $2.2 million, and $4.7 million, in fiscal 1997, 1996 and 1995, respectively. Of the fiscal 1995 amount, $1.1 million is recorded as cost of revenue as part of a long-term subcontract completed in fiscal 1995.

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

PERSONNEL

     At June 20, 1997, the Company had 17 employees and contractors, of which 2 were engaged in engineering and research and development; 5 in marketing, sales and service; and 10 in general management, finance and administration.

EXECUTIVE OFFICERS

     The officers who may be deemed to be executive officers of the Company are as follows:

     Name                  Age   Position
     -----------------------------------------------------------------------

     Robert C. Compton     50    Chairman of the Board, President
                                    and Chief Executive Officer
     Brenda A. Potosnak    35    Vice President of Finance & Administration,
                                    Chief Financial Officer, Treasurer &
                                    Secretary

     Robert C. Compton was elected Chairman of the Board in March 1990; he has served as Chief Executive Officer since October 1989, and as President since June 1988. Formerly, he served as Executive Vice President and Vice President - Finance, Administration and Corporate Development. Prior to joining the Company in 1985, he served for 17 years in various financial, management, and corporate auditing positions at GE.

     Brenda A. Potosnak joined the Company in November 1992. She was appointed Vice President and Chief Financial Officer in August 1996. She assumed the duties of Treasurer and Secretary in March 1995. Previously, she served as Controller and Principal Accounting Officer. Prior to joining the Company, she served as Controller at Sporting Life, Inc. from 1991 to 1992 and as Assistant Controller at Kay Jewelers, Inc. from 1988 to 1990. Prior to that, she was an auditor with Arthur Young & Co.

Item 2.  Properties

     The Company leases 33,000 square feet of a facility in Sterling, Virginia under a lease expiring in October 2000. The lease was amended in December 1996 to reflect the reduction of the Company's leased facility space from 79,000 square feet to 33,000 square feet.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                  PART II


Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

     The Company's common stock is traded on the NASDAQ National Market System under the symbol STRR. At June 25, 1997, there were approximately 1,500 holders of record of the Company's common stock. The table below represents the high and low closing prices for the last two fiscal years (in dollars).

                                                     1997                  1996
                                               ---------------------------------------
                                                High        Low       High       Low
--------------------------------------------------------------------------------------
First Quarter................................  23/32        3/8      23/32       7/32
Second Quarter...............................  13/16       15/32     19/32      11/32
Third Quarter................................  17/32        5/16     15/32       7/32
Fourth Quarter...............................  15/32        5/16     23/32       9/32

     The Company has never declared nor paid dividends on its common stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of its preferred stock.

Item 6.  Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY
(In thousands,                                        Years ended March 31,
   except per share data)                1997      1996      1995      1994      1993
                                       ------------------------------------------------

Operations Statement Data:
  Revenue............................  $ 1,247   $ 4,282   $21,623   $29,351   $23,468
  Operating income (loss)............  $(4,301)  $(4,465)  $   663   $ 2,261   $   (46)
  Net income (loss)..................  $ 2,635   $(3,984)  $ 1,193   $ 2,175   $  (188)
  Net income (loss) per common
    and common equivalent share......  $   .63   $  (.02)  $   .16   $   .01   $  (.12)

Balance Sheet Data:
  Working capital....................  $ 5,094   $ 4,562   $ 9,399   $ 8,457   $ 4,670
  Property and equipment, net........  $   271   $   502   $   698   $ 1,308   $ 2,409
  Total assets.......................  $ 6,031   $ 6,674   $13,020   $13,299   $14,613
  Total debt.........................  $    --   $    --   $    49   $   153   $ 2,660
  Stockholders' equity...............  $ 5,400   $ 5,208   $10,374   $10,624   $ 8,418

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including the Company's ability to successfully complete strategic mergers and acquisitions; the ability to bring new products to market; risks of early stages of product development including problems, delays, expenses and difficulties, some of which may be beyond the Company's control; risks associated with products being successfully developed or successfully marketed; product demand and market acceptance risks; technological difficulties; the impact of competitive products and pricing; and the market strength of the medical imaging industry.

Results of Operation - Fiscal 1997 Compared to Fiscal 1996

     Revenue in fiscal 1997 was $1.2 million, compared with $4.3 million in fiscal 1996. The 71% decrease from fiscal 1996 was due primarily to the cessation of sales to General Electric Medical Systems ("GEMS") of the Company's reconstruction processor in May 1995, as discussed in Part I, Item 1, and in Note 2 to the Consolidated Financial Statements. Revenue from sales to GEMS totaled $107,000 and $2.3 million for fiscal 1997 and 1996, respectively. In June 1996, the Company and the prime contractor agreed on final settlement of an outstanding claim under the SH-60 long-term subcontract with the U.S. Navy. Revenue recognized on this long-term subcontract of $418,000 and $750,000 in fiscal year 1997 and 1996, respectively, related to the settlement of the claim. Other sources of revenue during fiscal 1997 include maintenance and support agreements, and sales of spare parts.

     Research and development ("R&D") expense decreased 47% in fiscal 1997 from fiscal 1996. The decrease is primarily attributable to reduced staff levels. Due to the nature of its business, the Company expects R&D expense as a percentage of revenue to continue to be significant.

     Marketing and sales expense increased 13% in fiscal 1997 from fiscal 1996. The increase is primarily the result of the hiring of additional sales and marketing personnel as well as increased costs associated with the Company's participation in the industry's annual tradeshow, the Radiological Society of North America Conference.

     General and administrative expense decreased 26% in fiscal 1997 from fiscal 1996. The decrease is due to substantially lower professional fees, including legal fees, and lower corporate expenses partially offset by a one-time expense incurred in the third quarter of fiscal 1997 in connection with the reduction of the Company's leased facility space. Resultant cost savings from the facility reduction began in the fourth quarter of fiscal 1997.

     Interest income in fiscal 1997 increased 34% from fiscal 1996. The increase is primarily attributable to interest received from GEMS in fiscal 1997 on the arbitration award. (See Note 2 to the Consolidated Financial Statements.) Other income for fiscal 1997 includes the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million (See Notes 2 and 8 to the Consolidated Financial Statements.)

Results of Operations - Fiscal 1996 Compared to Fiscal 1995

     Revenue in fiscal 1996 was $4.3 million, compared with $21.6 million in fiscal 1995. The 80% decrease from fiscal 1995 was due to the cessation of sales to GEMS. Revenue from sales to GEMS totaled $2.3 million and $19.6 million for fiscal 1996 and 1995, respectively. Other sources of revenue during fiscal 1996 include partial payments received on a claim under the U.S. Navy's SH-60 Program, discussed above, from maintenance and support agreements, and from sales of spare parts.

     In response to the elimination of reconstruction processor sales to GEMS, in early June 1995, the Company reduced its workforce by approximately 30%, affecting manufacturing, engineering and administrative departments. Resultant cost reductions were reflected beginning in the second quarter of fiscal 1996.

     R&D expense decreased 40% in fiscal 1996 from fiscal 1995. The decrease is primarily attributable to lower costs as a result of the sale of the Graphicon Products Division in March 1995 and a company-wide reduction in workforce in June 1995.

     Excluding the effect of the foreign translation gain recognized in fiscal 1995, marketing and sales expense decreased 44% in fiscal 1996 from fiscal 1995. The decrease is primarily the result of the sale of the Graphicon Products Division in March 1995, the closing of the United Kingdom division in fiscal 1995 and the closing of the Houston sales office in early fiscal 1996.

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

Liquidity and Capital Resources

     The table below shows selected financial highlights which reflect the Company's liquidity position at the end of fiscal 1997 and 1996 (in thousands):

                                                            At March 31,
                                                        --------------------
                                                         1997         1996
     -----------------------------------------------------------------------
     Working Capital................................... $5,094       $4,562
     Short-term Investments............................ $5,474       $4,886
     Total Liabilities................................. $  631       $1,466
     Bank Debt......................................... $   --       $   --
     =======================================================================

     Cash flow generated from operating activities in fiscal 1997, which includes the GE arbitration award, totaled $2.9 million. This net cash infusion, offset by the Company's repurchase of 80% of its Series B and C Senior Preferred Stock for $2.4 million, increased the Company's short-term investment position by $588,000. Property and equipment additions in fiscal 1997 totaled $80,000 and depreciation expense was $198,000. Based on the Company's current plans, fiscal 1998 capital expenditures are anticipated to be comparable to fiscal 1997.

     In December 1996, the Company repurchased 28,000 shares of Series A Preferred Stock (representing 201,600 shares of common stock on an as-converted basis) from State

Farm Mutual Automobile Insurance Company ("State Farm") for $35,000. The Company also repurchased 48,400 shares of the Company's common stock from State Farm for $8,000.

     In August 1996, the Company repurchased 80% of the outstanding shares of its Series B and Series C Senior Preferred Stock (the "Preferred Stock") from GE. In the transaction, the Company paid $2.4 million for 79,445 shares of the Preferred Stock which had a redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. GE also issued to Star a three-year option to purchase the remaining 20% of the Preferred Stock at the same per share price that Star paid in the August 1996 repurchase. In addition, Star and GE amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board. (See Notes 2 and 5 to the Consolidated Financial Statements.)

     The remaining Preferred Stock now accrues dividends at a rate of 10% per annum effective August 1996. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $125,000 as of March 31, 1997.

     In June 1997, the Company reduced its workforce by 32%, affecting engineering, sales and marketing, customer service and administrative departments. Certain costs associated with the reduction will be reflected in the first quarter of fiscal 1998. Resultant cost reductions will be reflected beginning in the second quarter of fiscal 1998.

     The Company does not currently have a line of credit nor has it borrowed under any bank agreement since December 1993. The Company has had sufficient cash reserves for its operating needs since that time. The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1998 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.

     The Company, over the past two years, has been actively working with several investment banking firms, as well as other sources, to identify potential merger and acquisition partners. The Company is committed to growing Star through strategic mergers and acquisitions. Star is engaged in discussions with an imaging company relating to the possible acquisition of that company's technology and certain other assets. If such acquisition is consummated, the Company expects that the purchase price will be material to Star and may include the issuance of shares of the Company's common stock to the seller. Star has reached no formal agreement with the company and the acquisition may not be consummated.

Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"), and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of earnings (loss) per share data. The Company is required to adopt the provisions of Statement 128 for the year ending March 31, 1998. Earlier application is not permitted; however, upon adoption the Company will be required to restate the previously reported earnings (loss) per share data in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of earnings (loss) per share data.

Item 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Star Technologies, Inc.:

     We have audited the consolidated financial statements of Star Technologies, Inc. and subsidiaries listed in the accompanying index appearing under Item 14(a) on page 26. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Technologies, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                    KPMG PEAT MARWICK LLP



McLean, Virginia
May 9, 1997

Consolidated Statements of Operations
(In thousands, except per share data)
                                                    Years ended March 31,
                                               -------------------------------
                                                 1997        1996       1995
------------------------------------------------------------------------------
Revenue (includes revenue from GE of $107,
    $2,354 and $19,582)......................  $ 1,247     $ 4,282    $21,623
Cost of revenue..............................    1,218       2,714     13,452
------------------------------------------------------------------------------
Gross margin.................................       29       1,568      8,171
------------------------------------------------------------------------------
Operating expenses
    Research and development.................    1,130       2,151      3,590
    Marketing and sales......................      952         839        993
    General and administrative...............    2,248       3,043      2,925
------------------------------------------------------------------------------
                                                 4,330       6,033      7,508
------------------------------------------------------------------------------
Operating income (loss)......................   (4,301)     (4,465)       663

Interest income, net.........................      574         429        285
Other income, net............................    6,362          52        245
------------------------------------------------------------------------------
Income (loss) before provision for income
    taxes....................................    2,635      (3,984)     1,193
Provision for income taxes...................       --          --         --
------------------------------------------------------------------------------
Net income (loss)............................  $ 2,635     $(3,984)   $ 1,193
==============================================================================




==============================================================================
Net income (loss)............................  $ 2,635     $(3,984)   $ 1,193
Preferred stock dividend requirement.........     (647)     (1,342)    (2,065)
Repurchase of preferred stock................   10,580       4,954      3,968
------------------------------------------------------------------------------
Net income (loss) applicable to common
    shares...................................  $12,568     $  (372)   $ 3,096
==============================================================================
Earnings (loss) per share:
  Per common and common equivalent share.....  $   .63     $  (.02)   $   .16
  Assuming full dilution.....................  $   .58     $  (.02)   $   .14
==============================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position                           At March 31,
(In thousands, except share data)                                   --------------------
                                                                       1997       1996
----------------------------------------------------------------------------------------
Assets
Current assets
    Cash..........................................................  $     69   $    166
    Short-term investments........................................     5,474      4,886
    Accounts receivable, net......................................        35        156
    Inventory, net................................................        85        726
    Other current assets..........................................        62         94
----------------------------------------------------------------------------------------
    Total current assets..........................................     5,725      6,028
Property and equipment, net.......................................       271        502
Other assets......................................................        35        144
    Total assets..................................................  $  6,031   $  6,674
========================================================================================
Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable..............................................  $    161   $    608
    Accrued payroll and related benefits..........................       245        408
    Other accrued liabilities.....................................       225        450
----------------------------------------------------------------------------------------
    Total current liabilities.....................................       631      1,466
----------------------------------------------------------------------------------------
Commitments and contingencies.....................................        --         --
Stockholders' equity
    Preferred stock; $.01 par value; 1,000,000 shares authorized
     Series A convertible; 500,000 shares designated; 17,500 and
       46,900 shares issued; 17,500 and 46,900 shares outstanding;
       aggregate liquidation preference of $630 and $1,688........        1           1
     Series B convertible; 120,117 shares designated; 11,917
       and 59,584 shares issued; 11,917 and 59,584 shares
       outstanding; aggregate liquidation preference of $1,192
       and $5,958.................................................        1           1
     Series C convertible; 80,079 shares designated; 7,945 and
       39,723 shares issued; 7,945 and 39,723 and shares outstand-
       ing; aggregate liquidation preference of $795 and $3,972...        1           1
    Common stock; $.01 par value; 60,000,000 shares authorized;
       19,937,115 and 19,927,035 shares issued; 19,841,924 and
       19,880,244 shares outstanding..............................      199         199
    Additional paid-in capital....................................   61,011      63,446
    Treasury stock, at cost; 95,191 and 46,791 shares.............     (209)       (201)
    Retained deficit..............................................  (55,604)    (58,239)
----------------------------------------------------------------------------------------
    Total stockholders' equity....................................    5,400       5,208
----------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity.................... $  6,031    $  6,674
========================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                              Years ended March 31,
                                                         ------------------------------
                                                           1997       1996       1995
---------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
    Net income (loss)..................................  $ 2,635    $(3,984)   $ 1,193
Adjustments to reconcile net income (loss) to net
  cash from (used for) operating activities
    Depreciation and amortization......................      198        319      1,358
    Gain on recognition of translation adjustment......       --         --       (494)
    Gain on sale of Graphicon assets...................       --         --       (257)
    (Gain) loss on sale of property and equipment......      101        (45)        18
    (Increase) decrease in restricted cash.............       17        513       (530)
    Decrease in accounts receivable....................      121         92      2,518
    Decrease in inventory..............................      641      1,736      2,673
    (Increase) decrease in other current assets........       32        (24)        --
    Decrease in accounts payable.......................     (447)      (285)      (249)
    Increase (decrease) in accrued liabilities.........     (388)      (895)       220
---------------------------------------------------------------------------------------
Net cash from (used for) operating activities..........    2,910     (2,573)     6,450
---------------------------------------------------------------------------------------
Cash flows from (used for) investing activities
    Net proceeds from sale of Graphicon assets.........       --         --      1,836
    Proceeds from sale of property and equipment.......       12         45          6
    Capital expenditures...............................      (80)       (91)      (437)
    Other investing activities, net....................      109        113         41
---------------------------------------------------------------------------------------
Net cash from (used for) investing activities..........       41         67      1,446
---------------------------------------------------------------------------------------
Cash flows from (used for) financing activities
    Repurchase of preferred stock......................   (2,435)    (1,187)      (950)
    Proceeds from stock option exercises...............       --          5          1
    Purchase of treasury stock.........................       (8)        --         --
---------------------------------------------------------------------------------------
Net cash from (used for) financing activities..........   (2,443)    (1,182)      (949)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents........      508     (3,688)     6,947
Cash and equivalents, beginning of year................    5,035      8,723      1,776
---------------------------------------------------------------------------------------
Cash and equivalents, end of year......................  $ 5,543    $ 5,035    $ 8,723
=======================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
                                                                      Additional
                               Number of Shares    Preferred  Common   Paid-In            Retained
                              Preferred   Common     Stock     Stock   Capital   Other(a)  Deficit   Total
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1994          297      19,436       $3      $194   $65,582    $293  $(55,448)   $10,624

  Net income...................                                                            1,193     1,193
  Stock options exercised......                3                            1                            1
  Conversion of preferred
   (Series A).................. (67)         480                  5       (5)                           --
  Repurchase of preferred
   (Series B and C)............ (37)                                    (950)                        (950)
  Translation adjustment.......                                                 (494)                (494)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1995          193      19,919        3       199    64,628   (201)   (54,255)    10,374

  Net loss.....................                                                          (3,984)   (3,984)
  Stock options exercised......                8                            5                            5
  Repurchase of preferred
   (Series B and C)............ (47)                                  (1,187)                      (1,187)
------------------------------------------------------------------------------------------------
Balance, March 31, 1996          146      19,927        3       199    63,446   (201)   (58,239)     5,208

  Net income...................                                                            2,635     2,635
  Conversion of preferred
   (Series A)..................  (1)          10                 --        --                           --
  Repurchase of preferred
   (Series A).................. (29)                   --                (36)                         (36)
   (Series B and C)............ (79)                   --             (2,399)                      (2,399)
  Purchase of treasury stock...                                                   (8)                  (8)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1997           37      19,937       $3      $199   $61,011  $(209)  $(55,604)    $5,400
===========================================================================================================
(a) Includes treasury stock and translation adjustment.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - Summary of Significant Accounting Policies

Description of business
     Star Technologies, Inc. ("Star" or the "Company") has historically been a supplier of performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging.
In May 1995, Star's major customer, General Electric Medical Systems ("GEMS"), ceased purchasing reconstruction processors from the Company.
(See Part I, Item 1 and Part II, Item 7 and Note 2.) Sales to GEMS represented a substantial share of Star's total business. Star's current products are DICOM 3.0-compliant solutions for the medical imaging and information systems market, with special expertise in the area of DICOM image storage. The Company has not yet generated any significant revenue from these products.
     The Company, over the past two years, has been actively working with several investment banking firms, as well as other sources, to identify potential merger and acquisition partners. The Company is committed to growing Star through strategic mergers and acquisitions. Star is engaged in discussions with an imaging company relating to the possible acquisition of that company's technology and certain other assets. If such acquisition is consummated, the Company expects that the purchase price will be material to Star and may include the issuance of shares of the Company's common stock to the seller. Star has reached no formal agreement with the company and the acquisition may not be consummated.

Principles of consolidation
     The consolidated financial statements include the accounts of Star Technologies, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
     Certain fiscal 1996 and 1995 amounts have been reclassified for comparative purposes.

Revenue recognition
     Product sales are recognized when legal title passes, which is generally at time of shipment, or in certain cases, when accepted by the customer. Engineering and service revenue are recognized as revenue when such services are provided, or ratably over the contractual service period. Amounts received but not earned are deferred and are reflected as other accrued liabilities. Revenue of $300,000 in fiscal 1995, on a long-term subcontract, completed during fiscal 1995, was recognized under the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenue recognized on this subcontract in fiscal 1997 and 1996 of $418,000 and $750,000, respectively, relates to the final settlement of a claim under this subcontract.

Cash and equivalents
     Cash and equivalents include cash and short-term investments. Cash includes cash in banks and, at March 31, 1997, overnight reverse repurchase agreements which totaled $17,000.
     The Company's short-term investments consist entirely of commercial paper. These investments, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. Interest income was $574,000, $429,000, and $287,000 in fiscal 1997, 1996, and 1995, respectively.
     The Company does not currently have a line of credit nor has it borrowed under any bank agreement since December 1993. The Company has had sufficient cash reserves for its operating needs since that time. The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1998 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.

Accounts receivable
     Accounts receivable are shown net of an allowance for doubtful accounts of $15,000 and $22,000 at March 31, 1997 and 1996, respectively. The provision for doubtful accounts was $1,000, $4,000, and $32,000 in fiscal 1997, 1996, and 1995, respectively.

Inventory
     Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory at March 31, 1997 and 1996 consists primarily of components and subassemblies, which include material costs and an allocation of overhead.
     The Company records a provision for damaged or potentially excess inventory based on a percentage of the cost of all purchased materials.
Such provisions are reflected in the consolidated statements of operations as cost of revenue. Additionally, due to the nature of the high technology industry, the Company analyzes, on a quarterly basis, its levels of inventory, by product line, for any excess quantities or additional obsolescence which may arise as a result of changes in the marketplace, new product introductions by competitors, or other factors which could cause the Company's levels of inventory for specific products to be in excess of what the Company believes will be disposed of through future sales of the given product. If, after such analysis, the Company concludes that it has inventory in excess of saleable quantities, additional reserves are recorded to reduce the carrying value of the inventory to its net realizable value.
     Inventory is shown net of a reserve for damaged or potentially excess inventory of $4,203,000 and $7,288,000 at March 31, 1997 and 1996,
respectively. The Company recorded provisions to cost of revenue for damaged or potentially obsolete inventory of $571,000, $404,000, and $1,291,000 during fiscal 1997, 1996, and 1995, respectively.

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

Stock-based compensation
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

Earnings (loss) per common share
     Earnings (loss) per common and common equivalent share computations are based on the weighted average number of common and common equivalent shares outstanding and income applicable to common shares after preferred stock dividends. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method. The computation of fully diluted earnings (loss) per common and common equivalent share includes all other shares of common stock that potentially may be issued, principally because of conversion privileges. For fiscal 1996, the computations of fully diluted earnings per share are antidilutive; therefore, primary and fully diluted earnings per share are identical.
     The weighted average number of common and common equivalent shares used in the computations of earnings (loss) per common and common equivalent share was 19,873,000, 19,879,000, and 19,680,000 for the years ended March 31, 1997, 1996, and 1995, respectively.
     For the earnings (loss) per common share calculations only, earnings
(loss) is reduced (increased) for the undeclared cumulative preferred stock dividends of $647,000, $1,342,000 and $2,065,000 for the years ended March 31, 1997, 1996 and 1995, respectively. For the years ended March 31, 1997, 1996 and 1995, earnings applicable to common shares is also increased by $10,580,000, $4,954,000 and $3,968,000, respectively, the difference between the carrying amount of the redeemed preferred stock, including cumulative undeclared dividends, and the price paid by the Company to repurchase the stock. (See Note 5.)

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

Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Transactions with General Electric Company ("GE")

Sales to GE
     The Company had sales to GE in fiscal 1997, 1996, and 1995 of $107,000, $2,354,000, and $19,582,000, respectively.

Arbitration award
     In August 1996, GEMS paid Star $9.4 million, which amount, including interest, was awarded to Star in March 1996 in its claim against GEMS for breach of contract. The payment from GEMS arose from a demand for arbitration that Star filed against GEMS in January 1995. As previously reported, Star filed the demand after GEMS declared that it would not purchase any reconstruction processors from Star after May 1995. The demand alleged that GEMS' decision to stop buying reconstruction processors from Star violated a development and technology transfer agreement that Star and GEMS entered into in October 1991. Following a hearing on Star's demand, a three-member panel of the American Arbitration Association found that GEMS violated the agreement by terminating its purchases from Star and by using certain technology owned by Star in reconstruction processors that GEMS is manufacturing. Of the $9.4 million received, $9.1 million is included in other income and $300,000 is included in interest income in the fiscal 1997 Consolidated Statements of Operations.

Repurchase of preferred stock
     GEMS paid the arbitration award described above in connection with an agreement with Star that provided for Star to concurrently repurchase 80% of Series B and Series C Senior Preferred Stock (the "Preferred Stock") held by GE. Pursuant to the agreement, in August 1996, Star paid GE $2.4 million for 47,667 shares of Series B Senior Preferred Stock and 31,778 shares of Series C Senior Preferred Stock which had an aggregate redemption price of $13.0 million, including 100% of cumulative, undeclared dividends that totaled in excess of $5.0 million. GE also granted to Star a three-year option to repurchase the remaining Preferred Stock at the same per share price that Star paid in the August 1996 repurchase.

Equity holdings
     Equity holdings by GE totaled 19,862 shares of the Company's Series B and Series C Senior Preferred Stock and 624,339 shares of the Company's common stock at March 31, 1997. (See Note 5.)


NOTE 3 - Sale of Graphicon Products Division

     On March 2, 1995, the Company sold substantially all of the assets of the Company's Graphicon Products Division located in Research Triangle Park, North Carolina, to AAI Systems Management, Inc. ("AAI/SMI"). AAI/SMI was the prime contractor under the United States Navy's Visual System Upgrade Program for the SH-60 helicopter, for which the Company, under a subcontract with AAI/SMI, had supplied Graphicon 2000 image generators.
     The assets sold included certain property and equipment and all amounts due the Company from AAI/SMI under the SH-60 subcontract. Net proceeds from the sale totaled $1.8 million and resulted in a gain of $257,000 in fiscal 1995.
     Under the agreement, AAI/SMI's license to the technology, excluding a license to complete the SH-60 contract, would terminate October 1996 unless AAI/SMI had aggregate sales of the G2000 of $500,000. There were insufficient sales of the G2000 product; accordingly, the license terminated.

NOTE 4 - Property and Equipment

     Property and equipment consist of (in thousands):

                                                              At March 31,
                                                          -------------------
                                                            1997       1996
     ------------------------------------------------------------------------
     Engineering and manufacturing equipment............  $ 2,658     $6,322
     Office equipment and leasehold improvements........      430      1,160
     Equipment under capital leases.....................      281        281
     ------------------------------------------------------------------------
                                                            3,369      7,763
     Less accumulated depreciation and amortization.....   (3,098)    (7,261)
     ------------------------------------------------------------------------
                                                          $   271     $  502
     ========================================================================


NOTE 5 - Stockholders' Equity

Preferred stock - series A
     The Company has authorized a total of 1,000,000 shares of preferred stock. Of the total preferred stock, 500,000 shares have been designated
Series A preferred stock, which shares are convertible into common stock.
The conversion rate, which is subject to adjustment based on certain equity issuances, was 7.20 as of March 31, 1997.
     In December 1996, the Company repurchased 28,000 shares of Series A
Preferred Stock, representing 201,600 shares of common stock on an as-converted basis, from State Farm Mutual Automobile Insurance Company
("State Farm") for $35,000. The Company also repurchased 48,400 shares of the Company's common stock from State Farm for $8,000.

Preferred stock - series B and C
     The Company has designated 120,117 and 80,079 shares of convertible preferred stock as Series B Senior Preferred Stock and Series C Senior
Preferred Stock (collectively, the "Preferred Stock"), respectively.  As of
March 31, 1997, the Company had outstanding 11,917 and 7,945 shares of Series B Senior Preferred Stock and Series C Senior Preferred Stock, respectively. Since March 1995, the Company has repurchased a total of 163,234 shares of the Preferred Stock, as discussed below. The Preferred
Stock is convertible into common stock of the Company. The conversion price, which is subject to adjustment, is currently $1.00 per share.
     In August 1996, the Company repurchased 80% of the outstanding shares of its Preferred Stock from GE. In the transaction, the Company paid $2.4 million for 79,445 shares of the Preferred Stock, which had a redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. GE also granted to Star a three-year option to repurchase the remaining Preferred Stock at the same per share price that Star paid in the August 1996 repurchase. GE remains the only holder of the Preferred
Stock.
     In April 1995, the Company repurchased and retired the Preferred Stock held by State Farm. The Company paid State Farm $1.2 million for 46,549 shares of the Preferred Stock, which had a redemption price of nearly $6.2 million, including cumulative undeclared dividends in excess of $1.5 million. In March 1995, the Company repurchased and retired the Preferred
Stock held by General Electric Pension Trust ("GEPT").  The Company paid
GEPT $950,000 for 37,240 shares of the Preferred Stock, which had a redemption price of more than $4.9 million, including cumulative undeclared dividends of $1.2 million. Each of these transactions was accounted for as a reduction of additional paid-in capital in the fiscal year the transaction occurred.

     In conjunction with the August 1996 repurchase of the Preferred Stock from GE, Star and GEMS amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the sole remaining holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board.
     Effective August 1996, the Preferred Stock accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $125,000, or $.006 per common share, as of March 31, 1997.
     All dividends accrued and accumulated prior to August 1996 were eliminated with the repurchases of the Preferred Stock. Such dividends accrued at an aggregate dividend rate of 12% per annum through May 31, 1995, at 14% through June 1, 1996 and at 16% through August 1996.
     Pursuant to the amended preferred stock purchase agreement, the Company is subject to restrictions on payment of dividends in respect of any capital stock of the Company other than the Preferred Stock.

Stock option and purchase plans
     At March 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and its related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to or in excess of the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per common share would have been reported as the pro forma amounts indicated below (in thousands, except per share data):

                                                             Years ended March 31,
                                                           -------------------------
                                                               1997          1996
     -------------------------------------------------------------------------------

     Net income (loss)...................  As reported        $2,635       $(3,984)
                                           Pro forma          $2,630       $(3,984)

     Earnings (loss) per common share....  As reported        $  .63       $  (.02)
                                           Pro forma          $  .63       $  (.02)
     ===============================================================================

     The effects of compensation cost as determined under FASB Statement No. 123 on net income in fiscal 1997 and 1996 may not be representative of the effects on pro forma net income for future periods.

1984 and 1994 stock option plans
     The 1984 Stock Option Plan (the "1984 Plan") and the 1994 Stock Option Plan (the "1994 Plan") provide for the issuance of common stock and incentive, qualified, and non-qualified stock options to employees and consultants, subject to certain limitations. Under both plans, the option prices and terms are determined by the Company's Board of Directors. Generally, options are issued with terms of up to ten years, often with vesting restrictions, and the option exercise price is normally equal to 100% of fair market value of the stock at the date of grant.
     For fiscal 1997 grants under the 1994 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 0.0% dividend yield; expected volatility of 15%; risk-free interest rate of 6.61%; and expected lives of three years.

1989 stock option plan
     The 1989 Stock Option Plan for Nonemployee Directors (the "1989 Plan") provides for the granting of stock options to nonemployee directors of the Company. The plan provides for the issuance of non-qualified options at exercise prices equal to 100% of the fair market value of the Company's common stock at the date of grant, with terms of up to ten years from the date of grant.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1989 Plan in fiscal 1997 and 1996, respectively: 0.0% dividend yield for both years; expected volatility of 15% for both years; risk-free interest rate of 6.78% and 6.10%; and expected lives of three and five years.

     The following table summarizes the Company's stock option plans:
                                 1984 Plan            1989 Plan            1994 Plan
                          ---------------------------------------------------------------
                                      Weighted             Weighted             Weighted
                             Shares    Average    Shares    Average    Shares    Average
                             Under    Exercise    Under    Exercise    Under    Exercise
                             Option    Price      Option    Price      Option    Price
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1994..........  3,033,145    $1.00     90,000     $0.89         --       --
  Granted................         --       --     30,000     $1.00         --       --
  Cancelled..............   (483,002)   $1.07         --        --         --       --
  Exercised..............     (2,700)   $0.31         --        --         --       --
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1995..........  2,547,443    $0.99    120,000     $0.92         --       --
  Granted................         --       --     20,000     $1.00         --       --
  Cancelled.............. (1,052,630)   $0.99         --        --         --       --
  Exercised..............     (8,000)   $0.59         --        --         --       --
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1996..........  1,486,813    $0.99    140,000     $0.93         --       --
  Granted................         --       --     20,000     $0.41    754,375    $0.41
  Cancelled.............. (1,349,313)   $0.99    (30,000)    $0.68     (8,000)   $0.41
  Exercised..............         --       --         --        --         --       --
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1997..........    137,500    $0.90    130,000     $1.00    746,375    $0.41
=========================================================================================

                                                   1984 Plan    1989 Plan    1994 Plan
                                                 ----------------------------------------
Options exercisable at:
     March 31, 1996...............................  800,162      140,000           --
     March 31, 1997...............................   52,866      130,000      330,259

Weighted average fair value at date of grant
  of options granted during the year ended:
     March 31, 1996...............................       --         $.00          --
     March 31, 1997...............................       --         $.12         $.08
=========================================================================================

     The following table summarizes information about the Company's stock options outstanding at March 31, 1997:

                           Options Outstanding                    Options Exercisable
               ------------------------------------------    ----------------------------
                                Weighted
                                 Average         Weighted                      Weighted
 Range of                       Remaining         Average                       Average
 Exercise         Number       Contractual       Exercise       Number         Exercise
  Prices       Outstanding     Life (years)       Price      Exercisable        Price
-----------------------------------------------------------------------------------------
$0.41-1.88      1,013,875          4.3            $0.55        513,125          $0.60
=========================================================================================

Other common stock and warrants issuances
     In October 1993, the Company issued a warrant to purchase 300,000 shares of common stock at $1.15 per share. The warrant expires in October 1998.

Common stock reserved for issuance
     At March 31, 1997, the Company had 3,426,075 shares of common stock reserved for issuance, consisting of 1,313,875 shares for stock options and warrants outstanding, and 2,112,200 shares for conversion of preferred stock.


NOTE 6 - Income Taxes

     There was no current or deferred income tax expense for the years ended March 31, 1997, 1996 and 1995.
     A reconciliation of the expected amount of income tax expense (benefit) by applying the statutory Federal income tax rate of 34% to the actual amount of income tax expense recognized follows (in thousands):

                                                        Years ended March 31,
                                                   ------------------------------
                                                    1997       1996        1995
     ----------------------------------------------------------------------------
     Expected expense (benefit)..................  $ 896     $(1,354)     $ 406
     Change in valuation allowance...............   (898)      1,353       (406)
     Other.......................................      2           1         --
     ----------------------------------------------------------------------------
           Income tax expense....................  $  --     $    --      $  --
     ============================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                 At March 31,
                                                           -----------------------
                                                              1997         1996
     -----------------------------------------------------------------------------
     Deferred tax assets:
         Reserves for potentially excess inventory.......  $  1,681     $  2,915
         Other accruals and reserves.....................       130          182
         Property and equipment, principally due
           to differences in depreciation................        22           44
         Net operating loss carryforwards
           - domestic and foreign........................    21,630       21,331
         General business credit carryforwards...........     3,315        3,315
         Alternative minimum tax credit carryforwards....        84           84
     -----------------------------------------------------------------------------
            Total gross deferred tax assets..............    26,862       27,871
            Less valuation allowance.....................   (26,862)     (27,871)
     -----------------------------------------------------------------------------
            Net..........................................  $     --     $     --
     =============================================================================

     The net operating loss ("NOL") and general business credit carryforwards expire in the tax years ending March 31, 1998 through March 31, 2012. However, as a result of the May 1990 issuance of the Preferred Stock, the utilization of the NOL and general business carryforwards generated prior to that date is subject to an annual limitation of approximately $823,000. NOLs generated in periods subsequent to May 1990 are not currently subject to an annual limitation. The valuation allowance for deferred tax assets decreased by $1,009,000 for the year ended March 31, 1997 and increased by $1,556,000 and $698,000 for the years ended March 31, 1996 and 1995, respectively.


NOTE 7 - Commitments and Contingencies

Operating leases
     The Company leases its facility and certain         Fiscal          Amount
equipment under noncancelable operating lease            1998............  $198
agreements expiring through fiscal 2001.  Several        1999............   201
of the leases contain options for renewal periods        2000............   207
of up to five years.  Future minimum rentals under       2001............   132
these lease agreements are shown at right (in            ----------------------
thousands).                                                                $738
                                                         ======================

     Rent expense was $733,000, $559,000 and $856,000 in fiscal 1997, 1996, and 1995, respectively.

NOTE 8 - Settlement of Patent Litigation

     In August 1996, the Company settled all claims asserted by Ronald G. Walters ("Walters") against the Company and certain officers and directors of the Company in a patent infringement and unjust enrichment lawsuit. In that suit, Walters had sought over $67 million, with trebling of any damages awarded. In response to the suit, the Company had filed a counterclaim against Walters.
     Under the terms of the settlement agreement, the Company paid Walters a one-time payment of $2.9 million for which Walters dismissed the claims he had brought against the Company, and the Company dismissed the counterclaim it had asserted against Walters.
     The settlement payment is reflected as a reduction of other income on the fiscal 1997 Consolidated Statement of Operations.

Quarterly Financial Summary (Unaudited)
(In thousands, except per share data)

                                                    Net        Net Income (Loss) Per
                                        Gross       Income     Common and Common
                           Revenue      Margin      (Loss)     Equivalent Share
-----------------------------------------------------------------------------------
Year ended March 31, 1997:
     First Quarter         $  715       $  510      $  (591)         $(.05)
     Second Quarter           217          (42)       5,180            .78
     Third Quarter            206         (227)      (1,258)          (.07)
     Fourth Quarter           109         (212)        (696)          (.04)
-----------------------------------------------------------------------------------
        Total              $1,247       $   29      $ 2,635          $ .63
===================================================================================
Year ended March 31, 1996:
     First Quarter         $2,576       $1,220      $  (334)         $ .22
     Second Quarter           505          186         (964)          (.07)
     Third Quarter            875          203       (1,165)          (.08)
     Fourth Quarter           326          (41)      (1,521)          (.09)
-----------------------------------------------------------------------------------
        Total              $4,282       $1,568      $(3,984)         $(.02)
===================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 21, 1997, is incorporated herein by reference. Also refer to the item entitled "Executive Officers" in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation

     Information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 21, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     Information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 21, 1997, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting to be held on August 21, 1997, is incorporated herein by reference.

                                  PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.   Report of Independent Auditors
     and Financial Statements                                        PAGE

           Report of Independent Auditors                              9

           Consolidated Statements of Operations for
             each of the years in the three-year period
             ended March 31, 1997.                                    10

           Consolidated Statements of Financial
             Position at March 31, 1997 and 1996.                     11

           Consolidated Statements of Cash Flows for
             each of the years in the three-year
             period ended March 31, 1997.                             12

           Consolidated Statements of Changes in Stock-
             holders' Equity for each of the years in the
             three-year period ended March 31, 1997.                  13

           Notes to Consolidated Financial Statements                 14

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

(b)  Reports on Form 8-K.

     None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Star Technologies, Inc., certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sterling, Commonwealth of Virginia, on the 30th day of June, 1997.


                               STAR TECHNOLOGIES, INC.


                               By: /s/ Brenda A. Potosnak
                                   Brenda A. Potosnak
                                   Vice President of Finance and
                                   Administration, Secretary, Treasurer
                                   and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 30, 1997, by the following persons in the capacities indicated:


   /s/ Robert C. Compton       Chairman of the Board of Directors, President
       Robert C. Compton       and Chief Executive Officer and Director



   /s/ Brenda A. Potosnak      Vice President of Finance and Administration,
       Brenda A. Potosnak      Secretary, Treasurer and Chief Financial
                               Officer



   /s/ Alan O. Maxwell         Director
       Alan O. Maxwell



   /s/ Carl E. Ravin           Director
       Carl E. Ravin

                                                                                       S-1
                                  STAR TECHNOLOGIES, INC.



                     SCHEDULE VIII - Valuation and Qualifying Accounts
                                      (In thousands)


                                      Balance at    Charged to   Write-offs   Balance
                                      Beginning     Costs and    Net of       at End
                                      of Period     Expenses     Recoveries   of Period
                                      ----------    ----------   ----------   ---------


For the year ended
  March 31, 1995:

   Allowance for doubtful accounts     $   42        $   32       $    --      $   74
   Inventory valuation reserve          7,013         1,291        (1,264)      7,040
                                       ------        ------       -------      ------
     Totals                            $7,055        $1,323       $(1,264)     $7,114
                                       ======        ======       =======      ======


For the year ended
  March 31, 1996:

   Allowance for doubtful accounts     $   74        $  (46)      $    (6)     $   22
   Inventory valuation reserve          7,040           404          (156)      7,288
                                       ------        ------       -------      ------
     Totals                            $7,114        $  358       $  (162)     $7,310
                                       ======        ======       =======      ======

For the year ended
  March 31, 1997:

   Allowance for doubtful accounts     $   22        $    1       $    (8)     $   15
   Inventory valuation reserve          7,288           571        (3,656)      4,203
                                       ------        ------       -------      ------
     Totals                            $7,310        $  572       $(3,664)     $4,218
                                       ======        ======       =======      ======


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

      4.1*       Restated Certificate of Incorporation, as amended (see
                 Exhibit 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

      4.4* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.4).

     10.1* Lease Agreement between Richard E. Curtis and the Company dated August 19, 1994, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

*Incorporated by reference.

    Exhibit
      No.

     10.2* Star Technologies, Inc. 1989 Stock Option Plan for Nonemployee Directors (the "1989 Plan"), incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.3* 1989 Plan Stock Option Letter Agreement, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

     10.4* Preferred Stock Purchase Agreement, dated as of May 31, 1990, among the Company, General Electric Capital Corporation, Trustees of General Electric Pension Trust, and State Farm Mutual Automobile Insurance Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.5* Registration Rights Agreement, dated as of May 31, 1990, among the Company, General Electric Capital Corporation, Trustees of General Electric Pension Trust, and State Farm Mutual Automobile Insurance Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.6* Asset Purchase Agreement dated March 2, 1995, between the Company and AAI Systems Management, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) filed with the Commission on March 3, 1995.

     10.7* Stock Purchase Agreement dated March 31, 1995, between the Company and Trustees of General Electric Pension Trust, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     10.8* Stock Purchase Agreement dated April 12, 1995, between the Company and State Farm Mutual Automobile Insurance Company, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     10.9* Star Technologies, Inc., 1994 Stock Option Plan, incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-8 (Registration No. 33-84184) filed with the Commission on September 20, 1994.

*Incorporated by reference.

    Exhibit
      No.

     10.10* Stock Repurchase Agreement, dated August 16, 1996, between the Company and General Electric Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission November 14, 1996.

     10.11* Amendment No. 1 to Preferred Stock Purchase Agreement, dated August 16, 1996, between General Electric Company and the Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission November 14, 1996.

     10.12* Stock Option Agreement, dated August 16, 1996, between General Electric Company and the Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission November 14, 1996.

     10.13* Addendum No. 1 to Lease Agreement dated August 19, 1994 by and between Richard E. Curtis, Trustee and the Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (Registration No. 0-13318) filed with the Commission February 14, 1997.

     11          Statement Regarding Computation of Per Share Earnings.

     21* Subsidiaries of the Registrant, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Registration No. 0-13318) filed with the Commission on June 29, 1995.

     23          Consent of KPMG Peat Marwick LLP.

*Incorporated by reference.