Form 10-Q
period 1997-06-30
STAR TECHNOLOGIES INC
filed 1997-08-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1997                  Commission File Number 0-13318



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

                            Yes   X         No



    19,872,884 shares of Common Stock were outstanding as of June 30, 1997.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                           (In thousands, except per share data)
                                                                     Three Months Ended
                                                                          June 30,

                                                                      1997        1996

Revenue                                                              $  169      $  715
Cost of revenue                                                         137         205
                                                                     ------      ------
Gross margin                                                             32         510
                                                                     ------      ------
Operating expenses
  Research and development                                              227         375
  Selling, general and administrative                                   573         787
                                                                     ------      ------
    Total operating expenses                                            800       1,162
                                                                     ------      ------
Operating loss                                                         (768)       (652)

Interest and other income, net                                           66          61
                                                                     ------      ------
Net loss before provision for income taxes                             (702)       (591)

Provision for income taxes                                                -           -
                                                                     ------      ------
Net loss                                                             $ (702)     $ (591)
                                                                     ======      ======




Net loss                                                             $ (702)     $ (591)
Preferred stock dividend requirement                                    (50)       (348)
                                                                     ------      ------
  Net loss applicable to common shares                               $ (752)     $ (939)
                                                                     ======      ======

Earnings (loss) per share:
  Per common and common equivalent share                             $ (.04)     $ (.05)
                                                                     ======      ======
  Assuming full dilution                                             $ (.04)     $ (.05)
                                                                     ======      ======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                                     June 30,    March 31,
Assets                                                                 1997        1997
Current assets
  Cash                                                               $    43     $    69
  Short-term investments                                               4,799       5,474
  Accounts receivable, net                                                85          35
  Other current assets, net                                              117         147
                                                                     -------     -------
    Total current assets                                               5,044       5,725

Property and equipment, net                                              245         271
Other assets                                                              35          35
                                                                     -------     -------
    Total assets                                                     $ 5,324     $ 6,031
                                                                     =======     =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                   $   152     $   161
  Accrued payroll and related benefits                                   248         245
  Other accrued liabilities                                              225         225
                                                                     -------     -------
    Total current liabilities                                            625         631
                                                                     -------     -------
Commitments and contingencies                                              -           -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200 and
      17,500 shares issued; 13,200 and 17,500 shares outstanding;
      aggregate liquidation preference of $475 and $630                    1           1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                                 1           1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                                   1           1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    19,968,075 and 19,937,115 shares issued; 19,872,884 and
    19,841,924 shares outstanding                                        200         199
  Additional paid-in capital                                          61,011      61,011
  Treasury stock, at cost; 95,191 shares                                (209)       (209)
  Retained deficit                                                   (56,306)    (55,604)
                                                                     -------     -------
    Total stockholders' equity                                         4,699       5,400
                                                                     -------     -------
    Total liabilities and stockholders' equity                       $ 5,324     $ 6,031
                                                                     =======     =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                                     Three Months Ended
                                                                          June 30,

                                                                       1997        1996

Cash flows from (used for) operating activities
  Net loss                                                           $ (702)     $ (591)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                        30          54
    Increase in accounts receivable                                     (50)       (395)
    Decrease in other current assets                                     30          63
    Decrease in accounts payable                                         (9)       (160)
    Increase (decrease) in accrued liabilities                            3         (72)
                                                                     ------      ------
Net cash used for operating activities                                 (698)     (1,101)
                                                                     ------      ------
Cash flows used for investing activities
    Capital expenditures                                                 (3)        (35)
                                                                     ------      ------
Net cash used for investing activities                                   (3)        (35)
                                                                     ------      ------
Cash flows from (used for) financing activities                           -           -
                                                                     ------      ------
Net decrease in cash and equivalents                                   (701)     (1,136)

Cash and equivalents, beginning of period                             5,543       5,035
                                                                     ------      ------
Cash and equivalents, end of period                                  $4,842      $3,899
                                                                     ======      ======

                See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Star Technologies, Inc. ("Star" or the "Company") recently completed a transition from providing performance-enhancing computing products and solutions for the medical imaging market to providing imaging solutions for the document imaging market. In July 1997, the Company, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology and the Company sold its medical imaging technology as part of the Company's long-term growth strategy to refocus its business from the medical imaging archival market to the broader document imaging market. (See Note 4 and Management's Discussion and Analysis.) With these transactions, Star is becoming a provider of imaging software solutions, principally high-speed, high-volume document capture and processing software. The consolidated statements of operations and statements of financial position presented herein do not reflect either of these transactions.

     The Company anticipates filing, as an amendment to its Current Report on Form 8-K which is being filed with the Securities and Exchange Commission on August 14, 1997, pro-forma financial statements that reflect the occurrence of the above two transactions as soon as practicable but no later than October 13, 1997. Revenue generated from the acquired technologies during the 1996 calendar year totaled $4.1 million.


NOTE 1 - Financial Information

     The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. (See Note 4.)

     The interim consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K, Commission file number 0-13318, for the fiscal year ended March 31, 1997.

     Certain fiscal 1997 amounts have been reclassified for comparative purposes.


NOTE 2 - Short-Term Investments

     The Company's short-term investments consist entirely of commercial paper. These investments, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value.


NOTE 3 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $12,000 and $15,000 at June 30, 1997 and March 31, 1997, respectively.

NOTE  4 - Subsequent Events

     On July 30, 1997, PowerScan acquired from Intrafed, Inc. ("Intrafed"), intellectual property related to the PowerScan (R) and StageWorks (R) software products, and certain related fixed assets, inventory, contracts and licenses, and assumed certain liabilities, including those under customer maintenance contracts. PowerScan will further develop and market the document capture and processing products acquired from Intrafed.

     The consideration for the acquisition was $1.9 million in cash and up to
2.6 million shares of Star common stock. A portion of the stock consideration will be issued to Intrafed based upon the future performance of PowerScan. The 1.3 million shares of the Company's common stock issued at the closing of the acquisition are being held in escrow to secure Intrafed's indemnification obligations to PowerScan under the Asset Purchase Agreement between PowerScan and Intrafed.

     Also on July 30, 1997, the Company sold its Medical Image Management Systems technology, including the Image Management Server and Film Image Scan System software, to CompuRAD, Inc. ("CompuRAD"), a publicly-traded company. The selling price included 100,000 shares of CompuRAD stock, valued at approximately $575,000, and future payments of up to approximately $850,000 on software sales by CompuRAD of the MIMS technology for a five-year period commencing July 30, 1997. The Company retains the rights to use the technology in non-medical imaging markets.

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including the Company's ability to successfully complete strategic mergers and acquisitions; the ability to bring new products to market; risks of early stages of product development including problems, delays, expenses and difficulties, some of which may be beyond the Company's control; risks associated with products being successfully developed or successfully marketed; product demand and market acceptance risks; technological difficulties; the impact of competitive products and pricing; and the market strength of the document imaging industry.

Corporate Repositioning

     Star Technologies, Inc. ("Star" or the "Company") recently completed a transition from providing performance-enhancing computing products and solutions for the medical imaging market to providing imaging solutions for the document imaging market. In July 1997, the Company, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology and the Company sold its medical imaging technology as part of the Company's long-term growth strategy to refocus its business from the medical imaging archival market to the broader document imaging market. (See Note 4 to Consolidated Financial Statements.) With these transactions, Star is becoming a provider of imaging software solutions, principally high-speed, high-volume document capture and processing software. The consolidated statements of operations and statements of financial position presented herein do not reflect either of these transactions.

     The Company anticipates filing, as an amendment to its Current Report on Form 8-K which is being filed with the Securities and Exchange Commission on August 14, 1997, pro-forma financial statements that reflect the occurrence of the above two transactions as soon as practicable but no later than October 13, 1997. Revenue generated from the acquired technologies during the 1996 calendar year totaled $4.1 million.

Results of Operations

     Revenue for the first quarter of fiscal 1998 decreased 76% from the same quarter a year ago. The decrease is primarily attributable to the final settlement on a claim, under a long-term subcontract under the U.S. Navy's SH-60 program, payment of which was received and recognized as revenue in the first quarter of fiscal 1997.

     In June 1997, the Company reduced its workforce by 32%, affecting engineering, sales and marketing, customer service and administrative departments. Certain costs associated with the reduction are reflected in the first quarter of fiscal 1998. Resultant cost reductions will be reflected beginning in the second quarter of fiscal 1998.

     Research and development ("R&D") expense for the first quarter of fiscal 1998 decreased 39% from the prior year quarter. The decrease is primarily attributable to reduced staff levels. Due to the nature of the document imaging business, the Company expects R&D expense as a percentage of revenue to continue to be a significant operating expense.

     Selling, general and administrative ("SG&A") expense for the first quarter of fiscal 1998 decreased 27% from the same quarter a year ago primarily due to lower legal fees associated with the General Electric Medical Systems arbitration. The Company expects SG&A expense to increase over current levels due to the recent technology acquisition. (See Note 4 to Consolidated Financial Statements.)

     During the three-month period ended June 30, 1997 and 1996, the Company earned $65,000 and $61,000, respectively, of interest income on its short-term investments.

Liquidity and Capital Resources

     The Company had a net cash outflow from operating activities of $- 698,000 for the quarter ended June 30, 1997, primarily as a result of lower levels of revenue.

     The Company does not currently have a line of credit nor has it borrowed under any bank agreement since December 1993. The Company has had sufficient cash reserves for its operating needs since that time. Although the Company does not currently need borrowing availability to meet its anticipated operating requirements, the Company is beginning discussions with several banks regarding potential credit agreement arrangements. The Company expects to have sufficient cash, through its current cash and short-term investment position and from operations, to meet its fiscal 1998 operating requirements. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $175,000 as of June 30, 1997.

Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"), and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of earnings (loss) per share data. The Company is required to adopt the provisions of Statement 128 for the year ending March 31, 1998. Earlier application is not permitted; however, upon adoption the Company will be required to restate the previously reported earnings (loss) per share data in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of earnings (loss) per share data.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     None.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STAR TECHNOLOGIES, INC.


Dated:  August 14, 1997                /s/ Brenda A. Potosnak
                                       Brenda A. Potosnak
                                       Vice President of Finance and
                                       Administration, Secretary, Treasurer,
                                       and Chief Financial Officer

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

      3.4* Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated August 23, 1996, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission on November 14, 1996.

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

      4.1*       Restated Certificate of Incorporation, as amended (see
                 Exhibit 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

      4.4* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.4).

     10.14* Asset Purchase Agreement dated July 30, 1997 between PowerScan, Inc. and Intrafed, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) filed with the Commission on August 14, 1997.

*Incorporated by reference.
                                    -10-

     10.15* Employment Agreement dated July 30, 1997 between Star Technologies, Inc., PowerScan, Inc. and John R. Meshinsky, incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) filed with the Commission on August 14, 1997.

     10.16* Technology Purchase Agreement dated July 30, 1997 between Star Technologies, Inc. and CompuRAD, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) filed with the Commission on August 14, 1997.

      11         Statement Regarding Computation of Per Share Earnings.

      27         Financial Data Schedule.







































*Incorporated by reference.