Form 10-Q
period 1997-09-30
STAR TECHNOLOGIES INC
filed 1997-11-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1997             Commission File Number 0-13318



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

                            Yes   X         No



 21,182,884 shares of Common Stock were outstanding as of September 30, 1997.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                    (In thousands, except per share data)
                                                    Three Months Ended   Six Months Ended
                                                       September 30,       September 30,
                                                      1997      1996      1997      1996

Revenue                                             $   439   $   217   $   608   $   932

Cost of revenue                                         124       259       261       464
                                                    -------   -------   -------   -------
Gross margin                                            315       (42)      347       468
                                                    -------   -------   -------   -------
Operating expenses
  Research and development                              203       305       430       680
  Selling, general and administrative                   794     1,027     1,367     1,814
                                                    -------   -------   -------   -------
    Total operating expenses                            997     1,332     1,797     2,494
                                                    -------   -------   -------   -------
Operating loss                                         (682)   (1,374)   (1,450)   (2,026)

Interest income, net                                     69       339       133       400
Other income, net                                       489     6,215       491     6,215
                                                    -------   -------   -------   -------
Net income (loss) before provision for income taxes    (124)    5,180      (826)    4,589

Provision for income taxes                                -         -         -         -
                                                    -------   -------   -------   -------
Net income (loss)                                   $  (124)  $ 5,180   $  (826)  $ 4,589
                                                    =======   =======   =======   =======




Net income (loss)                                   $  (124)  $ 5,180   $  (826)  $ 4,589
Preferred stock dividend requirement                    (50)      (25)     (100)      (25)
Adjustment for repurchase of preferred stock              -      (174)        -      (522)
Excess carrying amount and cumulative undeclared
  dividends of preferred stock over consideration         -    10,580         -    10,580
                                                    -------   -------   -------   -------
  Net income (loss) applicable to common shares     $  (174)  $15,561   $  (926)  $14,622
                                                    =======   =======   =======   =======

Earnings (loss) per share:
  Per common and common equivalent share            $  (.01)  $   .78   $  (.05)  $   .74
                                                    =======   =======   =======   =======
  Assuming full dilution                            $  (.01)  $   .70   $  (.05)  $   .66
                                                    =======   =======   =======   =======

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                               Sept. 30,     March 31,
Assets                                                           1997          1997
Current assets
  Cash                                                         $     92      $    69
  Short-term investments                                          2,530        5,474
  Accounts receivable, net                                          220           35
  Other current assets, net                                         264          147
                                                               --------      -------
    Total current assets                                          3,106        5,725

Property and equipment, net                                         468          271
Intangible and other assets                                       2,479           35
                                                               --------      -------
    Total assets                                               $  6,053      $ 6,031
                                                               ========      =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                             $    327      $   161
  Accrued payroll and related benefits                              174          245
  Other accrued liabilities                                         610          225
                                                               --------      -------
    Total current liabilities                                     1,111          631
                                                               --------      -------
Commitments and contingencies                                         -            -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200 and
      17,500 shares issued; 13,200 and 17,500 shares outstanding;
      aggregated liquidation preference of $475 and $630              1            1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                            1            1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                              1            1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    21,278,075 and 19,937,115 shares issued; 21,182,884 and
    19,841,924 shares outstanding                                   213          199
  Additional paid-in capital                                     61,327       61,011
  Unrealized gain on investment                                      38            -
  Treasury stock, at cost; 95,191 shares                           (209)        (209)
  Retained deficit                                              (56,430)     (55,604)
                                                               --------      -------
    Total stockholders' equity                                    4,942        5,400
                                                               --------      -------
    Total liabilities and stockholders' equity                 $  6,053      $ 6,031
                                                               ========      =======



                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                                 Six Months Ended
                                                                  September 30,

                                                                 1997          1996

Cash flows from (used for) operating activities
  Net income (loss)                                            $  (826)      $ 4,589

Adjustments to reconcile net income (loss) to net cash
  from (used for) operating activities
    Depreciation and amortization                                  140           105
    Gain on sale of MIMS technology                               (489)            -
    Loss on sale of property and equipment                          15             -
    Decrease in restricted cash                                      -            17
    (Increase) decrease in accounts receivable                    (185)           21
    (Increase) decrease in other current assets                    (29)          139
    Increase (decrease) in accounts payable                        166           (74)
    Decrease in accrued liabilities                               (179)         (181)
                                                               -------       -------
Net cash from (used for) operating activities                   (1,387)        4,616
                                                               -------       -------
Cash flows used for investing activities
    Capital expenditures                                            (4)          (41)
    Purchase of Intrafed technology                             (2,147)            -
                                                               -------       -------
Net cash used for investing activities                          (2,151)          (41)
                                                               -------       -------
Cash flows from (used for) financing activities
    Repurchase of preferred stock                                    -        (2,399)
    Proceeds from stock option exercises                             4             -
                                                               -------       -------
Net cash from (used for) financing activities                        4        (2,399)
                                                               -------       -------
Net increase (decrease) in cash and equivalents                 (3,534)        2,176

Cash and equivalents, beginning of period                        5,543         5,035
                                                               -------       -------
Cash and equivalents, end of period                            $ 2,009       $ 7,211
                                                               =======       =======











                See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Star Technologies, Inc. ("Star" or the "Company") recently completed a transition from providing performance-enhancing computing products and solutions for the medical imaging market to providing imaging solutions for the document imaging market. In July 1997, the Company, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology and the Company sold its medical imaging technology as part of the Company's long-term growth strategy to refocus its business from the medical imaging archival market to the broader document imaging market. Additionally, in October 1997, the Company acquired Curran Data Technologies ("CDT"), a provider of data entry imaging services. (See Notes 4 and 6.)

     The CDT acquisition, Star's second during the past three months in the document imaging and processing market, is part of the Company's long-term growth plan to build market presence through strategic and synergistic acquisitions. The Company continues to pursue its search to identify additional acquisition opportunities in the document imaging and processing industry. With these two acquisitions, Star is now a provider of data capture imaging solutions, including both data capture and processing software products and data entry imaging services.

     The consolidated statements of operations for the three- and six-month periods ended September 30, 1997 and the consolidated statement of financial position as of September 30, 1997 presented herein reflect the July 1997 transactions. The October 1997 transaction will be included in the consolidated financial statements beginning in the quarter ended December 31, 1997.


NOTE 1 - Financial Information and Basis of Presentation

     The interim financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and six-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The interim consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K, Commission file number 0-13318, for the fiscal year ended March 31, 1997.

     Revenue from the sale of computer hardware and software is recognized when the products are shipped. Customized software revenue is recognized when the software is accepted by the customer. Revenue from services including data entry, integration, installation, and systems training is recognized when the services are performed. Revenue from the sale of maintenance contracts is recognized ratably over the contractual service period. Amounts received but not earned are deferred and are reflected as other accrued liabilities.

     Certain fiscal 1997 amounts have been reclassified for comparative purposes.

     On August 21, 1997, the Company's Board of Directors voted to change the Company's fiscal year end from March 31 to December 31, beginning with a short fiscal year ending December 31, 1997. A transition report for the period from April 1, 1997 through December 31, 1997 will be filed on Form 10-K.

NOTE 2 - Short-Term Investments

     The Company's short-term investments include commercial paper. These investments, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. The Company's short-term investments in commercial paper of $1,917,000 and $5,474,000 at September 30, 1997 and March 31, 1997, respectively, are included as cash and cash equivalents.

     At September 30, 1997, the Company's short-term investments also include 100,000 shares of common stock of CompuRAD, Inc. ("CompuRAD"). (See Note 5.) The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." The temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.


NOTE 3 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $19,000 and $15,000 at September 30, 1997 and March 31, 1997, respectively.


NOTE 4 - Acquisition of Intrafed Technology

     On July 30, 1997, PowerScan, Inc. ("PowerScan"), a wholly-owned subsidiary of the Company, acquired from Intrafed, Inc. ("Intrafed") intellectual property related to the PowerScan (R) and Stageworks (R) software products, and certain related fixed assets, inventory, contracts and licenses, and assumed certain liabilities, including those under customer maintenance contracts. At closing, the consideration paid to Intrafed was $1,880,000 in cash and 1.3 million shares of Star common stock valued at $325,000, with up to an additional 1.3 million shares issuable to Intrafed based upon the future performance of PowerScan.

     The business combination has been accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations," ("APB Opinion 16") to record the purchase of the intellectual property and certain related assets and liabilities of Intrafed. The purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of the fair value as of the date of acquisition. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $2,325,000 was recorded. Such goodwill is being amortized on a straight-line basis over 8 years.

     The purchase price of the assets acquired and liabilities assumed from Intrafed is computed as follows (in thousands):

     Cash consideration                                        $1,880
     Fair value of common stock issued                            325
     Estimated transaction costs                                  267
                                                               ------
                                                               $2,472
                                                               ======

     The purchase price is allocated as follows (in thousands):

     Current assets                                            $   88
     Property and equipment                                       382
     Other assets                                                  20
     Patents and trademarks                                       150
     Goodwill                                                   2,325
     Liabilities assumed                                         (493)
                                                               ------
                                                               $2,472
                                                               ======

     APB Opinion 16 requires, for purchase business combinations, the presentation of pro-forma combined results of operations for the current year and comparable prior-year period as if the transaction had occurred at the beginning of the period. The following unaudited pro-forma results of operations are not necessarily indicative of actual future results of operations (in thousands, except per share data).

                                                          Six Months Ended
                                                            September 30,
                                                           1997      1996

Revenue                                                  $ 1,932   $ 2,166
Gross margin                                             $ 1,179   $ 1,252
Net income (loss) before
  provision for income taxes                             $  (966)  $ 3,946
Net income (loss)                                        $  (966)  $ 3,946
                                                         =======   =======

Net income (loss) per common and
  common equivalent share                                $  (.04)  $   .66
                                                         =======   =======


NOTE 5 - Sale of Medical Image Management Systems ("MIMS") Technology

     On July 30, 1997, the Company sold its MIMS technology, including the Image Management Server and Film Image Scan System software, to CompuRAD. As consideration, the Company received 100,000 shares of CompuRAD common stock, valued at approximately $575,000 on the date of the transaction, and possible future payments by CompuRAD of up to approximately $850,000 on software sales by CompuRAD of the MIMS technology for a five-year period commencing July 30, 1997. The Company retained the rights to use the technology in non-medical imaging markets.

     Included with the technology sold to CompuRAD was property and equipment with a net book value of $86,000. The gain on the transaction was $489,000 and is included as other income on the consolidated statements of operations in the quarter ended September 30, 1997.


NOTE 6 - Subsequent Event

     On October 16, 1997, the Company acquired Curran Data Technologies ("CDT"), a data entry imaging services company. The Company paid approximately $421,000, exclusive of any transaction costs, for the assets and liabilities of CDT. The purchase price included cash and the pay off of certain CDT liabilities. CDT had revenues of approximately $2.3 million for the year ended December 31, 1996.

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties. Actual future results and trends may differ materially depending upon a variety of factors, including, but not limited to, the Company's ability to successfully complete strategic mergers and acquisitions; the ability to profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems; the ability to bring new products to market; risks of early stages of product development including problems, delays, expenses and difficulties, some of which may be beyond the Company's control; risks associated with products being successfully developed or successfully marketed; product demand and market acceptance risks; technological difficulties; the impact of competitive products and pricing; and the market strength of the document imaging industry.

Corporate Repositioning

     Star Technologies, Inc. ("Star" or the "Company") recently completed a transition from providing performance-enhancing computing products and solutions for the medical imaging market to providing imaging solutions for the document imaging market. In July 1997, the Company, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology and the Company sold its medical imaging technology as part of the Company's long-term growth strategy to refocus its business from the medical imaging archival market to the broader document imaging market. Additionally, in October 1997, the Company acquired Curran Data Technologies ("CDT"), a provider of data entry imaging services. (See Notes 4 and 6 to the consolidated financial statements.)

     The CDT acquisition, Star's second during the past three months in the document imaging and processing market, is part of the Company's long-term growth plan to build market presence through strategic and synergistic acquisitions. The Company continues to pursue its search to identify additional acquisition opportunities in the document imaging and processing industry. With these two acquisitions, Star is now a provider of data capture imaging solutions, including both data capture and processing software products and data entry imaging services.

     The consolidated statements of operations for the three- and six-month periods ended September 30, 1997 and the consolidated statement of financial position as of September 30, 1997 presented herein reflect the July 1997 transactions. The October 1997 transaction will be included in the consolidated financial statements beginning in the quarter ended December 31, 1997.

Results of Operations

     The results of operations for the three- and six-month periods ended September 30, 1997 are not directly comparable to the results of operations for the comparable 1996 periods due to the repositioning of the Company through the sale of the medical imaging technology and the acquisition of the document imaging technology during the quarter.

     Revenue for the three-month period ended September 30, 1997 increased 102% from the same period a year ago. Revenue for the six months ended September 30, 1997 increased 18% from the comparable prior year period, excluding the effect of the $418,000 final settlement on a claim under a long-term subcontract under the U.S Navy's SH-60 program, payment of which was received and recognized as revenue in the six months ended September 30, 1996. The overall increases for the three- and six-month periods are primarily attributable to sales of the PowerScan and StageWorks products acquired in the quarter ended September 30, 1997.

     Research and development ("R&D") expense for the three and six months ended September 30, 1997 decreased 33% and 37%, respectively, from the prior year periods. The decreases were primarily attributable to company-wide cost reductions, reduced staff levels, and the sale of the Medical Image Management Systems ("MIMS") technology in July 1997, offset in part by additional R&D expense associated with the Company's newly-formed PowerScan subsidiary.

     Selling, general and administrative ("SG&A") expense decreased 23% and 25% for the three- and six-month periods ended September 30, 1997 and 1996, respectively, primarily due to lower administrative costs associated with the General Electric Medical Systems ("GEMS") arbitration, and reduced staff levels, offset in part by additional SG&A expense associated with the new PowerScan subsidiary.

     During the three and six months ended September 30, 1997 and 1996, the Company earned $69,000 and $339,000, and $133,000 and $400,000, respectively, of net interest income. Interest income for the three and nine months ended September 30, 1996 included approximately $276,000 of interest received on the GEMS arbitration settlement.

     Other income for the three and six months ended September 30, 1997 includes a gain of $486,000 from the sale of the MIMS technology. (See Note 5 to the consolidated financial statements.) For the three- and six-month periods ended September 30, 1996, other income included the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million.

Liquidity and Capital Resources

     At September 30, 1997, the Company had $2.0 million of cash and equivalents. The Company had a net cash outflow from operating activities of $1.4 million for the six months ended September 30, 1997. Cash used for investment activities was $2.2 million, primarily due to the acquisition of the PowerScan and StageWorks technologies. (See Note 4 to the consolidated financial statements.) The Company's liquidity and capital resources have been affected by the acquisition. To date, the Company has financed its acquisitions with its cash and short-term investments and with shares of its common stock.

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. The Company does not currently have a line of credit nor has it borrowed under any bank agreement since December 1993. The Company has had sufficient cash reserves for its operating needs since that time. The Company, however, is in discussion with several banks regarding potential credit agreement arrangements. The Company believes that its cash and short-term investments and cash flows from operations, in conjunction with borrowings under any possible future credit lines and possible issuance of shares of its common stock, will be sufficient to meet its operating requirements, make possible future acquisitions and fund capital expenditures in the future. In the event that the Company requires more funds, there can be no assurance that the Company would be successful in raising new capital from external sources.

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $225,000 as of September 30, 1997.

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

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on August 21, 1997. A total of 16,650,553 shares of the Company's Common Stock and Series A Preferred Stock were present, in person or by proxy, at the Annual Meeting to vote on the election of two directors.

     At the Annual Meeting, Robert Compton and Dr. Carl Ravin were each elected to the Company's Board of Directors for a term equal to the earliest of three years, the election and qualification of his successor, or until his death, resignation or removal from office. Only holders of the Company's Common Stock and Series A Preferred Stock were eligible to vote on the nominations of Mr. Compton and Dr. Ravin to the Board of Directors. A total of 15,377,166 shares were voted for Mr. Compton and 1,273,387 were withheld. A total of 14,729,375 shares were voted for Dr. Ravin and 1,921,178 were withheld.

     Alan Maxwell continues as a Director of the Company. His term expires on the date of the 1998 Annual Meeting of Stockholders.

     John Meshinsky and Herbert Schantz were appointed in July and August 1997 by the Board of Directors to fill two empty director positions. The terms of Mr. Meshinsky and Mr. Schantz expire on the date of the 1999 Annual Meeting of Stockholders.

     Item 5.  Other Information

     On October 16, 1997, the Company acquired Curran Data Technologies ("CDT"), a data entry imaging services company. The Company paid approximately $421,000, exclusive of any transaction costs, for the assets and liabilities of CDT. The purchase price included cash and the pay off of certain CDT liabilities. CDT had revenues of approximately $2.3 million for the year ended December 31, 1996.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         On August 14, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated July 30, 1997, regarding the acquisition and disposition of certain assets. On October 8, 1997, the Company filed with the Commission an amended Current Report on Form 8-K/A, dated July 30, 1997, regarding the acquisition and disposition of certain assets.

         On August 28, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated August 21, 1997, regarding the changing of the Company's fiscal year end.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STAR TECHNOLOGIES, INC.


Dated:  November 14, 1997             /s/ Brenda A. Potosnak

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

      4.1*       Restated Certificate of Incorporation, as amended (see
                 Exhibit 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

      4.4* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.4).

     10.14* Asset Purchase Agreement dated July 30, 1997 between PowerScan, Inc. and Intrafed, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) dated July 30, 1997 filed with the Commission on August 14, 1997.

*Incorporated by reference.

     10.15* Employment Agreement dated July 30, 1997 between Star Technologies, Inc., PowerScan, Inc. and John R. Meshinsky, incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) dated July 30, 1997 filed with the Commission on August 14, 1997.

     10.16* Technology Purchase Agreement dated July 30, 1997 between Star Technologies, Inc. and CompuRAD, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) dated July 30, 1997 filed with the Commission on August 14, 1997.

     10.17 Employment Agreement dated October 16, 1997 between Star Technologies, Inc. and Carol L. Curran.

      11         Statement Regarding Computation of Per Share Earnings.

      27         Financial Data Schedule.







































*Incorporated by reference.
                                    -13-