Form 10-K405
period 1997-12-31
STAR TECHNOLOGIES INC
filed 1998-03-31
CIK 733871

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K


              Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the Transition Period From                 Commission File Number 0-13318
April 1, 1997 to December 31, 1997


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

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.01 par value
                                                              (Title of each
                                                              class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           Yes   X         No

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1998 was $26,028,093 based on the closing sales price as reported by the Nasdaq National Market. 21,356,384 shares of Common Stock were outstanding as of March 24, 1998.

Document incorporated by reference:

1. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting to be held May 21, 1998, are incorporated by reference into
      Part III of this Report on Form 10-K.


                                   PART I

      This Report on Form 10-K for the nine months ended December 31, 1997 contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) including statements regarding the ability of the Company to successfully complete strategic mergers and acquisitions, the ability of the Company to profitably manage or successfully integrate such acquired companies into the Company, anticipated product introduction dates and other statements contained herein which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, those discussed below under "Item 1. Business--Risk Factors".

Item 1.                                Business

GENERAL

Corporate Repositioning
      During the nine-month period ended December 31, 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. (See Notes 2 and 3 to the consolidated financial statements.)
      These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market. With these two acquisitions, Star is now a provider of integrated products and services for government and commercial users involved in data capture, image capture and document imaging.

PowerScan, Inc.
      On July 30, 1997, PowerScan, Inc., a newly-created, wholly-owned subsidiary of the Company, acquired certain assets and software technology for high-speed, high-volume document capture and processing from Intrafed, Inc. The technology purchased includes PowerScan(R) and StageWorks(R), document capture and image processing software.
      PowerScan(R) is a leading software for high-speed document capture. This easy-to-use, off-the-shelf document imaging software drives and controls image scanners with a single, common user interface. This gives PowerScan the flexibility to operate with scanners produced by leading manufacturers - from Bell & Howell, BancTec, Fuji, Fujitsu, Kodak, Panasonic, Ricoh and others - at the rated speed of the scanner. PowerScan runs on Windows and UNIX platforms. Its scanning and viewing features provide quality, high-speed images and a view into the scanning process. PowerScan provides access to most scanner features, and lets the user index documents and perform visual quality checks during scanning.

      StageWorks is a post-scan, image processing system that provides advanced image processing functions, called stages, in a single system. Some of these stages include quality control, image enhancement, optical character recognition, indexing and formatting. The StageWorks system is scalable from a single-user system to a multi-user, networked system as the customer's needs expand, while maintaining the same user interface. The StageWorks family of products includes Desktop, Office, Production and Industrial. Desktop and Office are single user systems. Desktop is an entry-level solution for low-end volume applications. Office allows the operator to add specialized functions, such as Bates numbering or Bar Code reading. Production and Industrial are networked systems that automatically transfer image batches from stage-to-stage (StageFlow(TM)). Production can process one image batch at a time, through a user specified StageFlow, while Industrial can process multiple image batches through many StageFlows simultaneously. StageWorks also operates on Windows and UNIX platforms.

Curran Data Technologies, Inc. ("CDT")
      In October 1997, the Company acquired CDT, a data entry and document imaging services company located in Indianapolis, Indiana. CDT, founded in 1988, provides a wide range of domestic and offshore data entry services. CDT's comprehensive services include: data entry, image assisted data entry, forms processing and reject repair, automated data entry via Optical Character Recognition ("OCR")/Intelligent Character Recognition ("ICR"), document imaging, EDI telecommunications, scanning and archival storage and retrieval. Organizations in the private and public sectors use CDT for a broad range of cross-industry applications, including medical and insurance claims processing, state tax processing, inventory control systems, order processing, loan and mortgage applications, and personnel records, among other applications.

History
      Star has historically been a supplier of performance-enhancing computing products and solutions for the image and signal processing marketplace, principally for medical imaging. The Company was in the development stage from its formation in August 1981 until its first product, an array processor, was shipped in July 1983. In 1984, Star contracted with General Electric Medical Systems ("GEMS") to develop and sell array processors to GEMS under a multi-year original equipment manufacturer ("OEM") agreement.
      In April 1988, the Company acquired the Graphicon(TM) Products
Division from General Electric. This division developed state-of-the-art image generation, simulation and training systems. In March 1995, the Company sold this division to the prime contractor under the United States Navy's SH-60 helicopter contract.
      In fiscal 1992, the Company entered into a joint development agreement with GEMS to develop the next generation of GEMS' medical imaging product. From inception of the original 1984 contract through May 1995, sales to GEMS represented a substantial share of Star's business. In fiscal 1995, GEMS informed the Company that it did not intend to purchase additional units after May 1995. The Company believed that GEMS was obligated to continue to obtain its requirements from the Company beyond those volumes ordered, and filed a demand for arbitration, in accordance with the terms of the development agreement. The arbitration panel awarded Star $9.1 million in March 1996. GEMS paid Star $9.4 million, which included interest, in August 1996.
      In fiscal 1994, the Company began research and development work on new products for the medical image and information management market. In July 1997, the Company sold this technology to CompuRAD, Inc., now Lumisys, Incorporated.
      As discussed above, in 1997, the Company refocused its business to the document imaging market with the purchase from Intrafed, Inc., of high-speed, high-volume document capture and image processing technology and the acquisition of CDT.

CUSTOMERS

      The Company has more than 500 installations, in the private and public sectors, for its PowerScan and StageWorks software which perform a broad range of cross-industry applications including claims processing, litigation support, intelligence analysis and records management. The Company's software solutions are used worldwide by insurance companies, large manufacturers, the federal government, international governments and service bureaus. The Company's data entry services provide processing for medical and insurance claims, state taxes, inventory control systems, order processing, loan and mortgage applications, and personnel records, among other applications.
      No single customer accounted for more than 10% of the Company's consolidated revenues for the nine-month period ended December 31, 1997.

SALES, MARKETING AND DISTRIBUTION

      The Company markets and distributes its products and services through independent distributors, value-added resellers ("VARs"), integrators, OEMs and its own direct sales force. Sales teams are organized by vertical markets and applications, as well as geographically. The Company has established relationships with OEMs who offer the Company's software products with their scanners using their own direct and channel distribution sales forces. Two of the OEMs with which the Company has entered into purchase agreements are Fuji Photo Film U.S.A. and BancTec, Inc. The Company has targeted additional OEMs with which it will attempt to establish similar relationships over the next fiscal year. In addition, the Company intends to strengthen its distribution channel by increasing the number of VARs, distributors and integrators who will integrate the Company's products into their end users applications.
      To support its sales force, the Company is expanding its marketing programs, which include public relations, advertising, seminars, tradeshows, training, and education conferences. The Company expects sales and marketing expenses will continue to increase in the future as the Company expands its marketing programs and sales coverage of key markets.

PRODUCT MAINTENANCE CUSTOMER SERVICE

      The Company believes that responsive technical support of its products and customer service are essential customer requirements. The Company has an internal customer service department that handles installation, maintenance and service requirements. The Company provides product maintenance and support on a contractual basis through both telephone and on-site support. The majority of inquiries are handled by telephone, with visits to the customer's facilities as needed. Customers with software maintenance coverage receive software releases from the Company. In addition, the Company provides its resellers with product support and comprehensive training programs.
      To the extent that the installed base of its products grows, the Company anticipates that the customer service function will become a more significant source of recurring revenue. Costs incurred by the Company to supply maintenance and support services are charged to cost of revenues. The Company currently provides a warranty of 90 days on its software. The Company has not experienced any significant maintenance problems or unusual warranty expenses to date.
      The Company continues to provide maintenance and support on its older medical imaging products. The Company expects this service revenue, which is not material to the Company's ongoing business, to continue to decrease over the next few years.

      Maintenance and customer service revenue as a percentage of total revenue was approximately 44% for the nine months ended December 31, 1997, 45% in fiscal 1997, and 19% in fiscal 1996. The higher percentages for the nine months ended December 31, 1997 and in fiscal 1997 are due to lower total revenue in those periods. However, the Company expects such service revenue as a percentage of total revenue to decrease to the extent total revenue dollars increase. Service revenue in fiscal 1997 and 1996 principally relates to the Company's older medical imaging products.

BACKLOG

      The Company typically ships its product within a short period of time after acceptance of orders, which is common in the software industry. The Company's service operation typically operates under contracts for a specified time period or that are project oriented. Accordingly, the Company does not consider the level of backlog to be a significant or important indicator of future revenue or earnings.

RESEARCH AND DEVELOPMENT

      The Company is committed to technological development to enhance its existing software products and services, to maintain the competitiveness of its products and services, and to develop or acquire software products that satisfactorily meet user needs and that are synergistic with the Company's current products and services. The Company reviews customer feedback on its existing products and works with customers and potential customers to anticipate future functionality requirements, as part of its product development efforts. The Company anticipates the introduction of its PowerScan software Windows NT version in April 1998, however, there can be no assurance that such product will actually be introduced at such time. (See Risk Factors--Risk of Technological Change and Uncertainty of Product Development.)
      Research and development expenditures totaled $601,000 for the nine months ended December 31, 1997, and $1.1 million and $2.2 million in fiscal 1997 and 1996, respectively. The Company anticipates that it will continue to make substantial investments in its research and development activities.

COMPETITION

      The Company's products and services compete in the document imaging market, which is highly competitive and characterized by rapid technological advances. Frequent new product introductions and enhancements, increased capabilities and applications, and improvements in the relative price/performance of available products and services are common in the industry. Other important competitive factors include product and service quality, reliability, and ease of use, marketing and distribution capability, and post-sale support.
      The Company has a number of current and potential competitors for its products and services, many of which have significantly greater financial, technical, marketing and other resources than does the Company. The Company expects additional competition from other established and emerging companies if the document imaging market continues to develop and expand. The Company's principle competitors for its software products include Kofax Image Products, Inc. and Cornerstone Imaging, Inc. A significant source of competition for its service revenue is the in-house document handling capability of the Company's targeted client base, as well as numerous outsourcing and data entry companies. The Company expects that competition will increase as a result of, among other things, software industry consolidations. Increased competition could result in additional price reductions, reduced margins and loss of market share, which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

PROPRIETARY RIGHTS

      The Company considers many of the principal elements of the design of its software to be valuable trade secrets and confidential proprietary information. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. In certain limited circumstances, the Company has obtained, and plans to continue to seek, patents on certain of its proprietary products and components. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections may not preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that such claims will not require the Company to enter into royalty arrangements or result in costly litigation. Because the document imaging industry is characterized by rapid technological change, the Company believes that factors such as the technological expertise and creative skills of its personnel, new product developments, frequent product and service enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than various legal protections of its technology.

PERSONNEL

      At March 13, 1998, the Company had 183 full- and part-time employees and contractors, of which 11 were engaged in engineering and research and development; 11 in marketing and sales; 145 in service and operations; and 16 in general management, finance and administration.

EXECUTIVE OFFICERS

      The executive officers of the Company are as follows:

     Name                   Age   Position
     -----------------------------------------------------------------------
     Robert C. Compton      50    Chairman of the Board, President
                                     and Chief Executive Officer
     Carol L. Curran        53    Executive Vice President,
                                     President, CDT, Inc.
     Brenda A. Potosnak     35    Vice President of Finance & Administration,
                                     Chief Financial Officer, Treasurer &
                                     Secretary

     Robert C. Compton was elected Chairman of the Board in March 1990; he has served as Chief Executive Officer since October 1989, and as President since June 1988. Formerly, he served as Executive Vice President and Vice President - Finance, Administration and Corporate Development. Prior to joining the Company in 1985, he served for 17 years in various management, financial and corporate auditing positions at GE.
     Carol L. Curran was appointed Executive Vice President for Star Technologies and President of Curran Data Technologies, Inc. in October 1997. She founded Curran Data Technologies, Inc. in 1988 and served as its Chief Executive Officer until the sale of CDT to Star in October 1997. Previously, she was a Division Manager for Anacomp from 1980 to 1988. She has been in the document processing business for more than 25 years.
     Brenda A. Potosnak was appointed Vice President and Chief Financial Officer in August 1996. She has served as Treasurer and Secretary since March 1995. Previously, she served as Controller and Principal Accounting Officer. Prior to joining the Company in November 1992, she served as Controller at Sporting Life, Inc. from 1991 to 1992 and as Assistant Controller at Kay Jewelers, Inc. from 1988 to 1990. Prior to that, she was an auditor with Arthur Young & Co.

RISK FACTORS

     This Report on Form 10-K for the nine months ended December 31, 1997 contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, those discussed below.

Risk of Technological Change and Uncertainty of Product Development
     The document imaging industry is characterized by rapid technological change. The introduction of products and services embodying new technology and the emergence of new industry standards can create downward price pressure and render existing products and services obsolete and unmarketable. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and services and by developing and introducing on a timely basis new products and services that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing product and service enhancements or new products and services that respond to technological change or evolving industry standards, that the Company will not experience difficulties or expenses that could delay or prevent the successful development, introduction and sale of these products and services, or that any new products, product enhancements or services will achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce, and sell its products and services in a timely manner, the Company's business, operating results, and financial condition could be materially and adversely affected.

Risks Associated With Acquisitions
     The Company's long-term growth plan includes building market presence in the document imaging market through strategic alliances and the acquisition of additional document imaging technologies or businesses that will complement its existing businesses. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to manage profitably its previously-acquired businesses or any additional businesses or to integrate successfully such businesses into the Company without substantial costs, delays or other problems. The Company's recent acquisitions involve, and any future acquisitions will involve, a number of risks commonly encountered in such transactions, including: difficulties associated with assimilating the personnel and operations of an acquired business; the Company's potential inability to achieve expected financial results or strategic goals for the acquired product line or business; the potential disruption of the Company's ongoing business; the diversion of significant management and other Company resources; adverse short-term effects on the Company's operating results; increased dependence on the retention, hiring and training of key personnel; and risks associated with unanticipated problems or legal liabilities. Some or all of these risks could have a material and adverse effect on the Company's business, operating results and financial condition.

Potential Inability to Finance Future Capital Needs; Operating Losses
     The Company's operations and acquisitions to date have consumed substantial amounts of cash. The Company incurred operating losses of $2.2 million, $4.3 million and $4.5 million for the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, respectively. The Company spent $2.4 million for the two acquisitions in the nine months ended December 31, 1997. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. The Company currently does not have a line of credit or other credit facility in place, although the Company is in discussions with several financial institutions regarding potential credit arrangements, including property and equipment financing, asset backed lines of credit and factoring arrangements. If the Company is unable to secure acceptable credit arrangements, if the cash flow from operations is insufficient, or if the Company makes acquisitions requiring significant cash outlays, the Company likely would be required to raise additional funds from debt or equity placements or reduce discretionary operating and captial expenditures. There can be no assurance that the Company would be able to raise additional funds through the issuance of equity or debt securities as a result of factors within and outside the Company's control, including, among others: the effect on the price of the Company's common stock of sales or anticipated sales of the Company's capital stock by the Company or holders thereof; material announcements by the Company, significant customers or competitors; changes in economic or other conditions affecting the Company's market segments or changes in general economic conditions; and broad fluctuations in the securities markets. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially and adversely affect the Company.

Competition
     The Company's products and services compete in the document imaging market, which is highly competitive and characterized by rapid technological advances. Frequent new product introductions and enhancements, increased capabilities and applications, and improvements in the relative price/performance of available products and services are common in the industry. Other important competitive factors include product and services quality, reliability, marketing and distribution capability, and post-sale support.
     The Company has a number of current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than does the Company. The Company expects additional competition from other established and emerging companies if the document imaging market continues to develop and expand. The

Company's principal competitors for its software products include Kofax Image Products, Inc. and Cornerstone Imaging, Inc. A significant source of competition for its service revenue is the in-house document handling capability of the Company's targeted client base, as well as numerous outsourcing and data entry companies. The Company expects that competition will increase as a result of, among other things, software industry consolidations. Increased competition could result in additional price reductions, reduced margins and loss of market share, which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

Document Imaging Market
     Substantially all of the Company's revenues in the foreseeable future will be attributable to sales of document imaging products and services. The document imaging market is a rapidly evolving market, and it may not continue to grow at all or at historical rates. If the document imaging market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition could be materially and adversely affected.

Probable Fluctuations in Operating Results
     Results for any period are not necessarily indicative of the results that the Company may achieve for any subsequent period. Quarterly or annual results may vary materially as a result of a number of factors, including, among others: the size or timing of customer orders; the timing, structure and cost of acquisitions; the gain or loss of material customer relationships; the timing of new product or service introductions; changes in pricing policies by the Company, its competitors or suppliers; market acceptance of new or enhanced products or services of the Company; delays in the introduction of new products or product enhancements by the Company, the Company's competitors or other providers of hardware or software for the document imaging market; and fluctuations in general economic conditions. In addition, since a significant portion of the Company's service revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in the Company's results of operations for particular periods. Any of these factors may cause the Company's results of operations in some future quarters to be below the expectations of securities analysts and investors or operating results of prior quarters, which could have a material and adverse effect on the market price of the Company's common stock.
     Because quarterly revenues are dependent largely on the volume and timing of orders received during such quarter, which may be difficult to forecast, and the Company's operating expenses are based in part on its estimate of future revenues, the Company may be unable to adjust its spending in a timely manner to compensate for a shortfall in revenues. Any significant decrease in customer orders, for any reason, could have an immediate material and adverse effect on the Company's business, operating results and financial condition.

Reliance on Key Personnel
     The Company's operations are dependent on the continued efforts of its key technical and senior management personnel. The Company's operations are also dependent on its continuing ability to attract and retain highly qualified technical, managerial and operational personnel. Competition for such personnel is intense and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other qualified technical, managerial and operational personnel in the future. If any of these people is unable or unwilling to continue in his or her present role, or if the Company is unable to attract and retain other qualified personnel, the Company's business, operating results and financial condition could be materially and adversely affected.

Risk of Business Interruptions
    Certain of the Company's service operations are performed at a single location and are dependent on continuous computer, electrical and telephone service. As a result, any interruption of such service would disrupt the Company's day-to-day operations and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that a fire, flood, power loss, telephone service loss or other event affecting one or more of the Company's facilities would not interrupt or disable these services. Any significant damage to any such facility or other failure that causes significant interruptions in the Company's operations may not be covered by insurance. Any uninsured or underinsured loss could have a material and adverse effect on the Company's business, operating results and financial condition.

Potential Inability to Protect Proprietary Rights
     The Company considers many of the principal elements of the design of its software to be valuable trade secrets and confidential proprietary information. The Company relies on a combination of trade secret, copyright, and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. In certain limited circumstances, the Company has obtained, and will continue to seek, patents on certain of its proprietary products and components. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections may not preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

Risk of Defects
     The Company has occasionally discovered errors or defects in its products after their commercial shipment. To date, such defects and errors have not been significant; however, there can be no assurance that significant defects and errors will not be discovered in new products, existing products or in new versions or enhancements of existing products, and if discovered, will be successfully and timely corrected. Discovery of errors or defects in the Company's products after commercial shipment could result in adverse customer reaction, negative publicity regarding the Company or its products, a delay in or failure to achieve market acceptance or a diversion of management and product development resources, any of which could have a material and adverse effect on the Company's business, operating results and financial condition.

Item 2.  Properties

     The Company leases approximately 33,000 square feet of a facility in Sterling, Virginia under a lease expiring in October 2000; 12,000 square feet of office space in Indianapolis, Indiana under a lease expiring in June 2000; and 27,000 square feet of office space in Potomac, Maryland under a lease expiring in July 2005. The disposition of its medical imaging business has significantly reduced the Company's need for manufacturing facilities. As a result, the Company anticipates that it will vacate the Sterling, Virginia facility in the near future and believes that its remaining facilities are generally adequate for its immediate and foreseeable needs.

Item 3.  Legal Proceedings

     The Company is from time to time a party to litigation arising in the normal course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. Management believes that no currently pending or threatened actions will have a material and adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

     The Company's common stock is traded on the NASDAQ National Market System under the symbol STRR. At March 24, 1998, there were approximately 1,400 holders of record of the Company's common stock. The table below represents the high and low closing prices of the common stock for the last two fiscal periods (in dollars).

                                               Nine months ended       Year ended
                                               December 31, 1997*    March 31, 1997
                                               ---------------------------------------
                                                High        Low       High       Low
--------------------------------------------------------------------------------------
First Quarter................................  11/32        1/4      23/32       3/8
Second Quarter...............................  21/32        1/4      13/16      15/32
Third Quarter................................ 2 3/8        13/16     17/32       5/16
Fourth Quarter...............................   N/A         N/A      15/32       5/16

     The Company has never declared nor paid dividends on its common stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of its preferred stock.
     In connection with its acquisition from Intrafed, Inc., of the PowerScan and StageWorks software, the Company issued in July 1997, to Intrafed, Inc.,
1.3 million shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"). Such issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act and represented the only unregistered issuance of the Company's securities during the period covered by this Report on Form 10-K.

*Effective December 31, 1997, the Company changed its fiscal year end from March 31st to December 31st. (See Note 1 to the consolidated financial statements.)

Item 6.  Selected Financial Data

     The following selected consolidated financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected financial data set forth below for the Company as of and for the nine months ended December 31, 1997, as of March 31, 1997 and for each of the two years in the periods ended March 31, 1997 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of and for the nine months ended December 31, 1996 are derived from the Company's unaudited financial statements, which are not included herein. The selected financial data set forth below for the Company as of March 31, 1994 and 1995 and for each of the years in the two-year period ended March 31, 1995 are derived from the consolidated financial statements not included elsewhere herein.
     Results of operations for the nine months ended December 31, 1997 are not directly comparable to the results of operations for prior periods due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market and the occurrence of other significant events since April 1, 1993. See "Item 1. Business--General--History" for a general discussion of certain of these events.

                              Nine months ended
                                 December 31,            Years ended March 31,
                            --------------------  ------------------------------------
(In thousands, except           1997*     1996      1997      1996      1995     1994
  per share data)                      (Unaudited)
                            ----------------------------------------------------------

Operations Statement Data:
   Revenue..................  $ 1,706   $ 1,138   $ 1,247   $ 4,282   $21,623  $29,351
   Operating income (loss)..  $(2,196)  $(3,380)  $(4,301)  $(4,465)  $   663  $ 2,261
   Net income (loss)........  $(1,552)  $ 3,331   $ 2,635   $(3,984)  $ 1,193  $ 2,175
   Net income (loss) per
     common share -
     assuming dilution......  $  (.08)  $   .61   $   .58   $  (.02)  $   .14  $   .01

Balance Sheet Data:
   Working capital..........  $   572   $ 5,560   $ 5,094   $ 4,562   $ 9,399  $ 8,457
   Property and equipment,
   net......................  $   775   $   392   $   271   $   502   $   698  $ 1,308
   Total assets.............  $ 5,663   $ 7,380   $ 6,031   $ 6,674   $13,020  $13,299
   Total debt...............  $    --   $    --   $    --   $    --   $    49  $   153
   Stockholders' equity.....  $ 4,075   $ 6,096   $ 5,400   $ 5,208   $10,374  $10,624

*Effective December 31, 1997, the Company changed its fiscal year end from March 31st to December 31st.  (See Note 1 to the consolidated financial statements.)


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The following discussion contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, those discussed below as well as those discussed under "Item 1. Business--Risk Factors".
     The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and related notes thereto and other financial information included elsewhere herein. Effective December 31, 1997, the Company changed its fiscal year end from March 31st to December 31st.

Overview

     During the nine-month period ended December 31, 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. See Notes 2 and 3 to the consolidated financial statements.
     These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market. With these two acquisitions, Star is now a provider of integrated products and services for government and commercial users involved in data capture, image capture and document imaging.
     Results of operations for the nine months ended December 31, 1997 are not directly comparable to the results of operations for prior periods due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market and the occurrence of other significant events during prior periods. See "Item 1. Business--General--History" for a general discussion of certain of these events.

Results of Operations - Nine Months Ended December 31, 1997 Compared to Nine
                        Months Ended December 31, 1996 (Unaudited)

     Revenue for the nine months ended December 31, 1997 was $1.7 million, primarily from sales of the new document imaging products and services acquired in the current period, as well as customer service revenue on the older medical imaging products. Medical imaging customer service revenue is expected to decline in the future as the Company has transitioned from a medical imaging to a document imaging business. Revenue for the nine months ended December 31, 1996 was $1.1 million and primarily consisted of customer service revenue on medical imaging products, as well as non-recurring revenue relating to a claim for recovery of inventory and related costs under the termination of the U.S. Navy's SH-60 Program.

     The Company's customer service revenue as a percentage of total revenue was approximately 44% and 40% for the nine months ended December 31, 1997 and 1996, respectively. To the extent that the installed base of its new products grows, the Company anticipates that the service revenue related thereto will become a more significant source of recurring revenue. However, the Company expects such service revenue as a percentage of total revenue to decrease to the extent that total revenue dollars increase.
     Research and development ("R&D") expense for the nine-month period ended December 31, 1997 decreased 33% from the comparable period in 1996 primarily due to company-wide cost reductions, reduced staff levels and the sale of the Medical Image Management Systems ("MIMS") technology in July 1997, offset partially by additional R&D expense associated with the document imaging software. The Company believes that investment in research and development is critical to its future growth and the Company anticipates that R&D expense will continue to be a significant operating expense.
     Marketing and sales expense for the nine months ended December 31, 1997 increased 19% from the same prior-year period due to additional marketing and sales expense associated with the new PowerScan and CDT subsidiaries. The increase was offset partially by lower costs, primarily relating to company-wide cost reductions, reduced staff levels, and the sale of the MIMS technology in July 1997. The Company expects sales and marketing expense will continue to increase in the future as the Company continues to expand sales and marketing programs related to its software products and services.
     General and administrative ("G&A") expense decreased 19% for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. The decrease is primarily attributable to lower professional fees, including legal fees, company-wide cost reductions, and reduced corporate facility costs due to the reduction of the Company's leased corporate facility space for which the Company incurred a one-time expense in the nine months ended December 31, 1996. The decrease is offset in part by additional G&A expense associated with the new PowerScan and CDT subsidiaries.
     During the nine months ended December 31, 1997 and 1996, the Company earned $157,000 and $495,000, respectively, of interest income. Interest income for the nine months ended December 31, 1996 included approximately $276,000 of interest received on the GEMS arbitration settlement.
     Other income for the nine months ended December 31, 1997 totaled $487,000 and is primarily related to the gain on the sale of the MIMS technology. (See Note 3 to the consolidated financial statements.) For the nine months ended December 31, 1996, other income totaled $6.2 million and included the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million. (See Note 4 to the consolidated financial statements.)

Results of Operations - Fiscal Year Ended March 31, 1997 Compared to Fiscal
                        Year Ended March 31, 1996

     Revenue in the fiscal year ended March 31, 1997 was $1.2 million, compared with $4.3 million in the fiscal year ended March 31, 1996. The 71% decrease from fiscal 1996 was due primarily to the cessation of sales to General Electric Medical Systems ("GEMS") of the Company's reconstruction processor in May 1995, as discussed in Part I, Item 1, and in Note 4 to the consolidated financial statements. Revenue from sales to GEMS totaled $107,000 and $2.3 million for the fiscal years ended March 31, 1997 and 1996, respectively. In June 1996, the Company and the prime contractor agreed on final settlement of an outstanding termination claim under the SH-60 long-term subcontract with the U.S. Navy. Revenue recognized on this long-term subcontract of $418,000 and

$750,000 in the fiscal years ended March 31, 1997 and 1996, respectively, related to the settlement of the claim. Other sources of revenue during the fiscal years ended March 31, 1997 included maintenance and support agreements, and sales of spare parts.
     Research and development ("R&D") expense decreased 47% in the fiscal year ended March 31, 1997 from the fiscal year ended March 31, 1996. The decrease was primarily attributable to reduced staff levels.
     Marketing and sales expense increased 13% in the fiscal year ended March 31, 1997 from the fiscal year ended March 31, 1996. The increase is primarily the result of the hiring of additional sales and marketing personnel as well as increased costs associated with the Company's participation in the medical imaging industry's annual tradeshow.
     General and administrative expense decreased 26% in the fiscal year ended March 31, 1997 from the fiscal year ended March 31, 1996. The decrease was due to substantially lower professional fees, including legal fees, and lower corporate expenses, partially offset by a one-time expense incurred in the third quarter of the fiscal year ended March 1997 in connection with the reduction of the Company's leased facility space. Resultant cost savings from the facility reduction began in the fourth quarter of the fiscal year ended March 31, 1997.
     Interest income in the fiscal year ended March 31, 1997 increased 34% from the fiscal year ended March 31, 1996. The increase was primarily attributable to interest received from GEMS in the fiscal year ended March 31, 1997 on the arbitration award. (See Note 4 to the consolidated financial statements.)
     Other income for the fiscal year ended March 31, 1997 includes the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million. (See Note 4 to the consolidated financial statements.)

Liquidity and Capital Resources

     At December 31, 1997, the Company had $771,000 of cash and equivalents and $441,000 of short-term investments. The Company had a net cash outflow from operating activities of $2.2 million for the nine months ended December 31, 1997. Cash used for investment activities was $2.6 million, primarily due to the acquisitions of the PowerScan and StageWorks technologies and CDT. (See Note 2 to the consolidated financial statements.) The Company financed these acquisitions with its cash and short-term investments and with shares of its common stock.
     The Company's operations, acquisitions and preferred stock repurchases to date have consumed substantial amounts of cash. The Company incurred operating losses of $2.2 million, $4.3 million and $4.5 million for the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, respectively. The Company spent $2.4 million for the two acquisitions in the nine months ended December 31, 1997 and an aggregate $3.6 million for the preferred stock repurchases in the fiscal years ended March 31, 1997 and 1996. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. The Company currently does not have a line of credit or other credit facility in place, although the Company is in discussions with several financial institutions regarding potential credit arrangements, including property and equipment financing, asset backed lines of credit and factoring arrangements and believes that it will obtain one or more of such financings. The Company believes that available funds and expected cash flow to be generated from operations, together with any borrowings under possible future credit arrangements, will be sufficient to meet its anticipated cash needs through the end of 1998. If the Company is unable to secure acceptable credit arrangements, if the cash flow from operations is insufficient, or if the Company makes acquisitions requiring significant cash outlays, the Company likely would be required to raise additional funds from debt or equity placements, or reduce discretionary operating and capital expenditures. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.
     The Company's Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrues dividends at a rate of 10% per annum.
To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock totaled $275,000 as of December 31, 1997. The Company does not intend to declare any dividend on the Preferred Stock or Common Stock and intends to retain any future earnings to finance the expansion and development of its business.
     Capital expenditures for the nine months ended December 31, 1997, and for the fiscal years ended March 31, 1997 and 1996 were $223,000, $80,000, and $91,000, respectively. Capital expenditures for the nine months ended December 31, 1997 were primarily for technology infrastructure enhancements for CDT.

Year 2000 Disclosure

     The Company has made a preliminary assessment of potential Year 2000 issues with respect to various computer-related systems. The Company's corrective actions will include reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company believes that the costs to correct its systems will not materially and adversely affect its business, results of operations or its financial condition. However, there can be no assurance that the Company has identified all Year 2000 impacted systems or that its corrective actions will be timely and successful.

Impact of Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These Standards will become effective for the Company's 1998 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.
     On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which supersedes Statement of Position 91-1, "Software Revenue Recognition". SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software, and is effective for transactions entered into by the Company beginning January 1, 1998. The Company does not expect that the adoption of SOP 97-2 will have a material effect on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Star Technologies, Inc.:

     We have audited the consolidated financial statements of Star Technologies, Inc. and subsidiaries listed in the accompanying index appearing under Item 14(a) on page 36. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Technologies, Inc. and subsidiaries as of December 31, 1997 and March 31, 1997, and the results of their operations and their cash flows for the nine months ended December 31, 1997 and for each of the years in the two-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                     KPMG PEAT MARWICK LLP
McLean, Virginia
February 13, 1998

Consolidated Statements of Operations
(In thousands, except per share data)
                                            Nine months ended        Years ended
                                               December 31,           March 31,
                                            -----------------     ------------------
                                             1997       1996       1997       1996
                                                     (Unaudited)
------------------------------------------------------------------------------------
Revenue
    Products.............................  $   660    $   678    $   688    $ 3,302
    Services.............................    1,046        460        559        980
------------------------------------------------------------------------------------
                                             1,706      1,138      1,247      4,282
------------------------------------------------------------------------------------
Cost of revenue
    Products.............................      173        558        693      2,314
    Services.............................      628        339        525        400
------------------------------------------------------------------------------------
                                               801        897      1,218      2,714
------------------------------------------------------------------------------------
Gross margin.............................      905        241         29      1,568
------------------------------------------------------------------------------------
Operating expenses
    Research and development.............      601        893      1,130      2,151
    Marketing and sales..................      876        734        952        839
    General and administrative...........    1,624      1,994      2,248      3,043
------------------------------------------------------------------------------------
                                             3,101      3,621      4,330      6,033
------------------------------------------------------------------------------------
Operating income (loss)..................   (2,196)    (3,380)    (4,301)    (4,465)

Interest income, net.....................      157        495        574        429
Other income, net........................      487      6,216      6,362         52
------------------------------------------------------------------------------------
Income (loss) before provision for income
    taxes................................   (1,552)     3,331      2,635     (3,984)
Provision for income taxes...............       --         --         --         --
------------------------------------------------------------------------------------
Net income (loss)........................  $(1,552)   $ 3,331    $ 2,635    $(3,984)
====================================================================================

====================================================================================
Net income (loss)........................  $(1,552)   $ 3,331    $ 2,635    $(3,984)
Preferred stock dividend requirement.....     (150)      (597)      (647)    (1,342)
Repurchase of preferred stock............       --     10,580     10,580      4,954
------------------------------------------------------------------------------------
Net income (loss) applicable to common
    shares...............................  $(1,702)   $13,314    $12,568    $  (372)
====================================================================================
Net income (loss) per common share
  Basic..................................  $  (.08)   $   .67    $   .63    $  (.02)
  Diluted................................  $  (.08)   $   .61    $   .58    $  (.02)
Weighted average common shares outstanding
  Basic..................................   20,645     19,884     19,873     19,879
  Diluted................................   22,726     21,996     21,985     30,147
====================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position                       At            At
(In thousands, except share data)                              December 31,    March 31,
                                                                   1997          1997
----------------------------------------------------------------------------------------
Assets
Current assets
    Cash.......................................................     $    95    $     69
    Short-term investments.....................................       1,117       5,474
    Accounts receivable, net...................................         630          35
    Inventory, net.............................................          58          85
    Other current assets.......................................         260          62
----------------------------------------------------------------------------------------
    Total current assets.......................................       2,160       5,725
Property and equipment, net....................................         775         271
Goodwill and other assets, net.................................       2,728          35
----------------------------------------------------------------------------------------
    Total assets...............................................     $ 5,663    $  6,031
========================================================================================
Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable...........................................     $   665    $    161
    Accrued payroll and related benefits.......................         105         245
    Deferred revenue...........................................         451          31
    Other accrued liabilities..................................         367         194
----------------------------------------------------------------------------------------
    Total current liabilities..................................       1,588         631
----------------------------------------------------------------------------------------
Commitments and contingencies..................................          --          --
Stockholders' equity
   Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200 and
      17,500 shares issued; 13,200 and 17,500 shares outstand-
      ing; aggregate liquidation preference of $475 and $630...           1           1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued; 11,917 shares outstanding; aggregate
      liquidation preference of $1,192.........................           1           1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued; 7,945 shares outstanding; aggregate
      liquidation preference of $795...........................           1           1
   Common stock; $.01 par value; 60,000,000 shares authorized;
      21,351,575 and 19,937,115 shares issued; 21,256,384 and
      19,841,924 shares outstanding............................         214         199
   Additional paid-in capital..................................      61,357      61,011
   Unrealized gain (loss) on investment........................        (134)         --
   Treasury stock, at cost; 95,191 shares......................        (209)       (209)
   Retained deficit............................................     (57,156)    (55,604)
----------------------------------------------------------------------------------------
   Total stockholders' equity..................................       4,075       5,400
----------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity..................    $  5,663    $  6,031
========================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                   Nine months ended       Years ended
                                                      December 31,           March 31,
                                                   -----------------     ---------------
                                                      1997    1996       1997      1996
                                                           (Unaudited)
----------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
   Net income (loss).............................  $(1,552)  $ 3,331   $ 2,635   $(3,984)
Adjustments to reconcile net income (loss) to
  net cash from (used for) operating activities
   Depreciation and amortization.................      319       154       198       319
   Gain on sale of MIMS technology...............     (489)       --        --        --
   (Gain) loss on sale of property and equipment.       40         7       101       (45)
   Decrease in restricted cash...................       --        17        17       513
   (Increase) decrease in accounts receivable....     (613)       25       121        92
   Decrease in inventory.........................       27       435       641     1,736
   (Increase) decrease in other current assets...      (69)        2        32       (24)
   Increase (decrease) in accounts payable.......      387      (292)     (447)     (285)
   Increase (decrease) in accrued liabilities....     (229)      110      (388)     (895)
-----------------------------------------------------------------------------------------
Net cash from (used for) operating activities....   (2,179)    3,789     2,910    (2,573)
-----------------------------------------------------------------------------------------
Cash flows from (used for) investing activities
   Proceeds from sale of property and equipment..       --        --        12        45
   Capital expenditures..........................     (223)      (51)      (80)      (91)
   Other investing activities, net...............       --        --       109       113
   Purchase of Intrafed technology...............   (2,165)       --        --        --
   Purchase of CDT, net of cash acquired.........     (240)       --        --        --
-----------------------------------------------------------------------------------------
Net cash from (used for) investing activities....   (2,628)      (51)       41        67
-----------------------------------------------------------------------------------------
Cash flows from (used for) financing activities
   Repurchase of preferred stock.................       --    (2,435)   (2,435)   (1,187)
   Proceeds from stock option exercises..........       35        --        --         5
   Purchase of treasury stock....................       --        (8)       (8)       --
-----------------------------------------------------------------------------------------
Net cash from (used for) financing activities....       35    (2,443)   (2,443)   (1,182)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents..   (4,772)    1,295       508    (3,688)
Cash and equivalents, beginning of year..........    5,543     5,035     5,035     8,723
-----------------------------------------------------------------------------------------
Cash and equivalents, end of year................  $   771   $ 6,330   $ 5,543   $ 5,035
=========================================================================================

See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
                                                                      Additional
                               Number of Shares    Preferred  Common   Paid-In            Retained
                              Preferred   Common     Stock     Stock   Capital   Other(a)  Deficit   Total
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1995          193      19,919       $3      $199   $64,628  $(201)  $(54,255)   $10,374

  Net loss.....................                                                          (3,984)   (3,984)
  Stock options exercised......                8                            5                            5
  Repurchase of preferred
     (Series B and C).......... (47)                                  (1,187)                      (1,187)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1996          146      19,927        3       199    63,446   (201)   (58,239)     5,208

  Net income...................                                                            2,635     2,635
  Conversion of preferred
     (Series A)................  (1)          10                 --        --                           --
  Repurchase of preferred
     (Series A)................ (29)                   --                (36)                         (36)
     (Series B and C).......... (79)                   --             (2,399)                      (2,399)
  Purchase of treasury stock...                                                   (8)                  (8)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1997           37      19,937        3       199    61,011   (209)   (55,604)     5,400

  Net loss.....................                                                          (1,552)   (1,552)
  Conversion of preferred
     (Series A)................  (4)          31                  1        --                            1
  Stock options exercised......               84                  1        34                           35
  Acquisition of Intrafed
    Technology.................            1,300                 13       312                          325
  Unrealized gain (loss)
    on investment..............                                                 (134)                (134)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1997        33      21,352       $3      $214   $61,357  $(343)  $(57,156)    $4,075
===========================================================================================================
(a) Includes treasury stock and unrealized gain (loss) on investment.


See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

NOTE 1 - Summary of Significant Accounting Policies

Description of business
     During the nine-month period ended December 31, 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. (See Notes 2 and 3 to the consolidated financial statements.)
     These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market. With these two acquisitions, Star is now a provider of integrated products and services for government and commercial users involved in data capture, image capture and document imaging.

Change in fiscal year end
     The Company's Board of Directors voted to change the Company's fiscal year end from March 31st to December 31st, effective December 31, 1997. The accompanying consolidated statements of operations, stockholders' equity and cash flows are presented for the nine months ended December 31, 1997 and 1996 (unaudited) and for the twelve months ended March 31, 1997 and 1996 ("fiscal 1997" and "fiscal 1996", respectively). The accompanying consolidated statements of financial position are presented as of December 31, 1997 and March 31, 1997.

Principles of consolidation
     The consolidated financial statements include the accounts of Star Technologies, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
     Certain fiscal 1997 and 1996 amounts have been reclassified for comparative purposes.

Revenue recognition
     Revenue from the sale of computer software and hardware is recognized when the products are shipped. Customized software revenue is recognized when the software is accepted by the customer. Revenue from services including data entry, integration, installation, and systems training is recognized when the services are performed. Revenue from the sale of maintenance contracts is recognized ratably over the contractual service period. Amounts received but not earned are deferred.

Cash and equivalents and short-term investments
     Cash and equivalents include cash and short-term investments in commercial paper. Cash includes cash in banks and, at March 31, 1997, overnight reverse repurchase agreements which totaled $17,000. Short-term investments in commercial paper, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. These investments totaled $676,000 and $5,474,000 at December 31, 1997 and March 31, 1997, respectively.

     At December 31, 1997, other short-term investments include 92,800 shares of common stock of Lumisys, Inc. ("Lumisys"). (See Note 3.) The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.
     Interest income was $157,000, $574,000, $429,000 for the nine months ended December 31, 1997, and in fiscal 1997 and 1996, respectively.

Accounts receivable
     Accounts receivable are shown net of an allowance for doubtful accounts of $22,000 at December 31, 1997 and $15,000 at March 31, 1997. The provision for doubtful accounts was $11,000, $1,000, and $4,000 for the nine months ended December 31, 1997, and in fiscal 1997 and 1996, respectively.

Inventory
     Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory at December 31, 1997 and March 31, 1997 consists of components and subassemblies, primarily relating to the Company's older medical imaging products. Such inventory is expected to be used on existing and future maintenance contracts and for non-warranty repairs. The Company recorded provisions to cost of revenue for damaged or potentially obsolete inventory of $571,000 and $404,000 during fiscal 1997 and 1996, respectively. No such provision was recorded during the nine months ended December 31, 1997.

Property and equipment
     Property and equipment are recorded at cost or estimated fair market value if acquired in a business combination. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets under capital leases are amortized on a straight-line basis over the shorter of the related asset lives or lease terms.
     Property and equipment consist of (in thousands):

                                                                    At           At
                                                               December 31,   March 31,
                                                                   1997         1997
-----------------------------------------------------------------------------------------
     Engineering and manufacturing equipment..................   $1,020        $ 2,658
     Office equipment and leasehold improvements..............      678            430
     Equipment under capital leases...........................        8            281
-----------------------------------------------------------------------------------------
                                                                  1,706          3,369
     Less accumulated depreciation and amortization...........     (931)        (3,098)
-----------------------------------------------------------------------------------------
                                                                 $  775        $   271
=========================================================================================

Stock-based compensation
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record stock-based employee compensation plans at fair value. The Company has elected to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

Net income (loss) per share
     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Net income (loss) per share for all prior periods has been restated to conform with the provisions of SFAS 128.
     Basic net income (loss) per share is computed as net income (loss) less preferred dividends divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed as net income (loss) less preferred dividends divided by the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the diluted computation if their effect is antidilutive.

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

Goodwill
     The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in the PowerScan and CDT business combinations ("goodwill") is amortized on a straight-line basis over periods of 8 and 10 years, respectively. Goodwill amortization totaled $135,000 for the nine months ended December 31, 1997. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of goodwill to future net cash flows expected to be generated from the acquired business. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Acquisitions

     In July 1997, PowerScan, Inc. ("PowerScan"), a newly-formed, wholly-owned subsidiary of the Company, acquired from Intrafed, Inc. ("Intrafed") intellectual property related to the PowerScan(R) and Stageworks(R) software products, and certain related fixed assets, inventory, contracts and licenses, and assumed certain liabilities, including those under customer maintenance contracts. At closing, the consideration paid to Intrafed was $1,880,000 in cash and 1.3 million shares of Star common stock valued at $325,000, with up to an additional 1.3 million shares issuable to Intrafed based upon the future performance of PowerScan.
     The business combination has been accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB Opinion 16"). The purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of the fair value as of the date of acquisition. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $2,393,000 was recorded. Such goodwill is being amortized on a straight-line basis over 8 years.
     The purchase price of the assets acquired and liabilities assumed from Intrafed is computed as follows (in thousands):

     Cash consideration                                        $1,880
     Fair value of common stock issued                            375
     Transaction costs                                            285
                                                               ------
                                                               $2,540
                                                               ======

     The purchase price is allocated as follows (in thousands):

     Current assets                                            $   88
     Property and equipment                                       382
     Other assets                                                  20
     Patents and trademarks                                       150
     Goodwill                                                   2,393
     Liabilities assumed                                         (493)
                                                               ------
                                                               $2,540
                                                               ======

     In October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a data entry and document imaging services company located in Indianapolis, Indiana. At closing, the consideration paid for the acquisition was $212,000 in cash and $96,000 in a note payable. The note payable is unsecured, bears interest of a rate of 8% per annum, is payable in four quarterly amounts beginning in January 1998, totaled $96,000 at December 31, 1997 and is included in other accrued liabilities.
     The CDT business combination has been accounted for using the purchase method under APB Opinion 16. The purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of the fair value as of the date of acquisition. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $264,000 was recorded. Such goodwill is being amortized on a straight-line basis over 10 years.

     The purchase price paid for CDT is computed as follows (in thousands):

     Cash consideration                                        $  212
     Transaction costs                                             30
     Note payable                                                  96
                                                               ------
                                                               $  338
                                                               ======

     The purchase price is allocated as follows (in thousands):

     Current assets                                            $   25
     Property and equipment                                       209
     Goodwill                                                     264
     Liabilities assumed                                         (160)
                                                               ------
                                                               $  338
                                                               ======

     APB Opinion 16 requires, for purchase business combinations, the presentation of pro-forma combined results of operations for the current year and comparable prior-year period as if the two transactions described above had occurred at the beginning of each period. The following unaudited pro-forma results of operations are not necessarily indicative of actual future results of operations (in thousands, except per share data).

                                                          Nine Months Ended
                                                            December 31,
                                                           1997      1996

     Revenue                                             $ 4,374   $ 4,851
     Gross margin                                        $ 1,962   $ 1,942
     Net income (loss) before
        provision for income taxes                       $(1,698)  $ 1,856
     Net income (loss)                                   $(1,698)  $ 1,856
                                                         =======   =======

     Net income (loss) per share -
        assuming dilution                                $  (.08)  $   .61
                                                         =======   =======



NOTE 3 - Sale of Medical Image Management Systems ("MIMS") Technology

      On July 30, 1997, the Company sold its MIMS technology, including the Image Management Server and Film Image Scan System software, to CompuRAD, Inc. ("CompuRAD"). As consideration, the Company received 100,000 shares of CompuRAD common stock, valued at approximately $575,000 on the date of the transaction, and possible future payments by CompuRAD of up to approximately $850,000 on software sales by CompuRAD of the MIMS technology for a five-year period commencing July 30, 1997. To date, no significant payments on CompuRAD software sales have been received. The Company retained the rights to use the technology in non-medical imaging markets.

      Included with the technology sold to CompuRAD was property and equipment with a net book value of $86,000. The gain recognized on the transaction was $489,000 and is included as other income on the consolidated statement of operations for the nine months ended December 31, 1997.
      In November 1997, CompuRAD merged with Lumisys, Incorporated ("Lumisys"), a publicly-traded medical imaging company. In the transaction, each share of CompuRAD common stock was converted into .928 shares of Lumisys common stock. Accordingly, the Company's 100,000 shares of CompuRAD common stock were converted into 92,800 unrestricted shares of Lumisys common stock. Lumisys has assumed the obligations of CompuRAD relating to the sale of the MIMS technology discussed above.


NOTE 4 - Transactions with General Electric Company ("GE")

Arbitration award
      In August 1996, General Electric Medical Systems ("GEMS") paid Star $9.4 million, which amount, including interest, was awarded to Star in March 1996 in its arbitration claim against GEMS for breach of contract. The payment from GEMS arose from a demand for arbitration that Star filed against GEMS in January 1995. As previously reported, Star filed the demand after GEMS declared that it would not purchase any reconstruction processors from Star after May 1995. The demand alleged that GEMS' decision to stop buying reconstruction processors from Star violated a development and technology transfer agreement that Star and GEMS entered into in October 1991.
Following a hearing on Star's demand, a three-member panel of the American Arbitration Association found that GEMS violated the agreement by terminating its purchases from Star and by using certain technology owned by Star in reconstruction processors that GEMS is manufacturing. Of the $9.4 million received, $9.1 million is included in other income and $300,000 is included in interest income in the fiscal 1997 Consolidated Statement of Operations.

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

Equity holdings
      Equity holdings by GE totaled 19,862 shares of the Company's Series B and Series C Senior Preferred Stock and 624,339 shares of the Company's common stock at December 31, 1997. (See Note 5.)

Sales to GE
      The Company had sales to GE for the nine months ended December 31, 1997, and in fiscal 1997 and 1996, of $18,000, $107,000 and $2,354,000, respectively.

NOTE 5 - Stockholders' Equity

Preferred stock - series A
      The Company has authorized a total of 1,000,000 shares of preferred stock. Of the total preferred stock, 500,000 shares have been designated Series A preferred stock, which shares are convertible into common stock. The conversion rate, which is subject to adjustment based on certain equity issuances, was 7.20 as of December 31, 1997.
      In December 1996, the Company repurchased 28,000 shares of Series A Preferred Stock, representing 201,600 shares of common stock on an as-converted basis, from State Farm Mutual Automobile Insurance Company ("State Farm") for $35,000. The Company also repurchased 48,400 shares of the Company's common stock from State Farm for $8,000.

Preferred stock - series B and C
      The Company has designated 120,117 and 80,079 shares of convertible preferred stock as Series B Senior Preferred Stock and Series C Senior Preferred Stock (collectively, the "Preferred Stock"), respectively. As of December 31, 1997, the Company had outstanding 11,917 and 7,945 shares of Series B Senior Preferred Stock and Series C Senior Preferred Stock, respectively. The Preferred Stock is convertible into common stock of the Company. The conversion price, which is subject to adjustment, is currently $1.00 per share.
      Since March 1995, the Company has repurchased a total of 163,234 shares of the Preferred Stock (the "Repurchased Preferred Stock") for $4.6 million. The Repurchased Preferred Stock had an aggregate redemption price of $24.1 million, including cumulative undeclared dividends in excess of $7.7 million. The repurchase transactions were accounted for as a reduction of additional paid-in capital in the fiscal years in which the transactions occurred.
      In conjunction with the repurchase of the Preferred Stock from GE in August 1996, Star and GE amended the related preferred stock purchase agreement and Star's Certificate of Incorporation to eliminate numerous rights that GE had as the sole remaining holder of the Preferred Stock, including the rights to elect one third of Star's Board of Directors and, under certain circumstances, to assume control of the Board.
      Effective August 1996, the Preferred Stock accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $275,000, or $.01 per common share, as of December 31, 1997. All dividends accrued and accumulated prior to August 1996 were eliminated with the repurchases of the Preferred Stock.
      Pursuant to the amended preferred stock purchase agreement, the Company is subject to restrictions on payment of dividends in respect of any capital stock of the Company other than the Preferred Stock.

Stock option and purchase plans
      At December 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and its related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to or in excess of the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per common share would have been reported as the pro forma amounts indicated below (in thousands, except per share data):

                                                                   Years ended
                                           Nine months ended        March 31,
                                           December 31, 1997     1997       1996
     -------------------------------------------------------------------------------
      Net income (loss)
           As reported                         $(1,552)          $2,635     $(3,984)
           Pro forma                           $(1,577)          $2,630     $(3,984)

      Earnings (loss) per common share-
          assuming dilution
          As reported                          $  (.08)          $  .58     $  (.02)
          Pro forma                            $  (.08)          $  .58     $  (.02)
     ================================================================================

     The effects of compensation cost as determined under FASB Statement No. 123 on net income (loss) for the nine months ended December 31, 1997 and for the year ended March 31, 1997 may not be representative of the effects on pro forma net income (loss) for future periods.

1984 and 1994 stock option plans
     The 1984 Stock Option Plan (the "1984 Plan") and the 1994 Stock Option Plan (the "1994 Plan") provide for the issuance of common stock and incentive, qualified and non-qualified stock options to employees and consultants, subject to certain limitations. Under both plans, the option prices and terms are determined by the Company's Board of Directors. Generally, options are issued with terms of up to ten years, often with vesting restrictions, and the option exercise price is normally equal to 100% of fair market value of the stock at the date of grant.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1994 Plan during the nine months ended December 31, 1997 and in the year ended March 31, 1997, respectively: 0.0% dividend yield for both periods; expected volatility of 145% and 15%; risk-free interest rates of 5.71% and 6.61%; and expected lives of five and three years.

1989 stock option plan
     The 1989 Stock Option Plan for Nonemployee Directors (the "1989 Plan") provides for the granting of stock options to nonemployee directors of the Company. The plan provides for the issuance of non-qualified options at exercise prices equal to 100% of the fair market value of the Company's common stock at the date of grant, with terms of up to ten years from the date of grant.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1989 Plan during the nine months ended December 31, 1997 and in the years ended March 31, 1997 and 1996, respectively: 0.0% dividend yield for the three periods; expected volatility of 145%, 15% and 15%; risk-free interest rates of 5.68%, 6.78% and 6.10%; and expected lives of three, three and five years.

     The following table summarizes the Company's stock option plans:

                                 1984 Plan            1989 Plan           1994 Plan
                          --------------------------------------------------------------
                                      Weighted             Weighted             Weighted
                             Shares    Average    Shares    Average   Shares     Average
                             Under    Exercise    Under    Exercise   Under     Exercise
                             Option    Price      Option    Price     Option     Price
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1995..........  2,547,443    $0.99    120,000     $0.92         --       --
  Granted................         --       --     20,000     $1.00         --       --
  Cancelled.............. (1,052,630)   $0.99         --        --         --       --
  Exercised..............     (8,000)   $0.59         --        --         --       --
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1996..........  1,486,813    $0.99    140,000     $0.93         --       --
  Granted................         --       --     20,000     $0.41    754,375    $0.41
  Cancelled.............. (1,349,313)   $0.99    (30,000)    $0.68     (8,000)   $0.41
  Exercised..............         --       --         --        --         --       --
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1997..........    137,500    $1.00    130,000     $1.00    746,375    $0.41
  Granted................         --       --     60,000     $0.40    362,000    $0.38
  Cancelled..............         --       --    (80,000)    $1.11   (101,500)   $0.41
  Exercised..............         --       --         --        --    (83,500)   $0.41
-----------------------------------------------------------------------------------------
Outstanding options,
 December 31, 1997.......    137,500    $1.00    110,000     $0.48    923,375    $0.40
=========================================================================================

                                                   1984 Plan    1989 Plan    1994 Plan
                                                 ----------------------------------------
Options exercisable at:
     March 31, 1997...............................   52,866      130,000      330,259
     December 31, 1997............................  137,500      110,000      390,830

Weighted average fair value at date of grant
  of options granted during the:
     Year ended March 31, 1997....................       --         $.12         $.08
     Nine months ended December 31, 1997..........       --         $.31         $.36
=========================================================================================

     The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                           Options Outstanding                    Options Exercisable
               ------------------------------------------    ----------------------------
                                Weighted
                                 Average         Weighted                      Weighted
 Range of                       Remaining         Average                       Average
 Exercise         Number       Contractual       Exercise       Number         Exercise
  Prices       Outstanding        Life            Price      Exercisable        Price
-----------------------------------------------------------------------------------------
$0.38-1.00      1,170,875      5 yrs. 8 mos.      $0.49        638,330          $0.55
=========================================================================================

Other common stock and warrants issuances
     In October 1993, the Company issued a warrant to purchase 300,000 shares of common stock at $1.15 per share. The warrant expires in October 1998.

Common stock reserved for issuance
     At December 31, 1997, the Company had 3,452,115 shares of common stock reserved for issuance, consisting of 1,370,875 shares for stock options and warrants outstanding, and 2,081,240 shares for conversion of preferred stock.

Net income per share
     Basic and diluted net income (loss) per share were computed in accordance with SFAS 128. The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                               Nine months ended        Year ended
                                                 December 31,            March 31,
                                               -----------------     -----------------
                                                1997        1996      1997       1996
                                                        (unaudited)
--------------------------------------------------------------------------------------
Basic weighted average common shares.........  20,645      19,884    19,873     19,879
Convertible preferred stock..................   2,081       2,112     2,112     10,268
                                               ------      ------    ------     ------
Diluted weighted average common shares.......  22,726      21,996    21,985     30,147
                                               ======      ======    ======     ======

NOTE 6 - Income Taxes

     There was no current or deferred income tax expense for the nine months ended December 31, 1997 or for the years ended March 31, 1997 and 1996.
     A reconciliation of the expected amount of income tax expense (benefit) by applying the statutory Federal income tax rate of 34% to the actual amount of income tax expense recognized follows (in thousands):

                                                                         Years ended
                                               Nine months ended          March 31,
                                               December 31, 1997      1997        1996
   -------------------------------------------------------------------------------------
   Expected expense (benefit)...............         $(528)          $ 896      $(1,354)
   Change in valuation allowance............           524            (898)       1,353
   Other....................................             4               2            1
   -------------------------------------------------------------------------------------
          Income tax expense................         $  --            $  --     $    --
   =====================================================================================


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                 At           At
                                                            December 31,   March 31,
                                                                1997          1997
     -------------------------------------------------------------------------------
     Deferred tax assets:
        Reserves for potentially excess inventory........    $ 1,681       $ 1,681
        Other accruals and reserves......................        111           130
        Property and equipment, principally due
          to differences in depreciation.................         12            22
        Net operating loss carryforwards
          - domestic and foreign.........................     22,010        21,408
        General business credit carryforwards............      3,315         3,315
        Alternative minimum tax credit carryforwards.....         84            84
     -------------------------------------------------------------------------------
            Total gross deferred tax assets..............     27,213        26,640
            Less valuation allowance.....................    (27,213)      (26,640)
     -------------------------------------------------------------------------------
            Net..........................................   $     --       $    --
     ===============================================================================

     The net operating loss ("NOL") and general business credit carryforwards expire in the tax years ending December 31, 1998 through December 31, 2012. However, as a result of the May 1990 issuance of the Preferred Stock, the utilization of the NOL and general business carryforwards generated prior to that date is subject to an annual limitation of approximately $823,000. NOLs generated in periods subsequent to May 1990 are not currently subject to an annual limitation. The valuation allowance for deferred tax assets increased by $573,000 for the nine months ended December 31, 1997, decreased by $1,231,000 for the year ended March 31, 1997 and increased by $1,556,000 for the year ended March 31, 1996.


NOTE 7 - Commitments and Contingencies

Operating leases
     The Company leases its facilities and certain       Fiscal          Amount
equipment under noncancelable operating lease            1998............  $513
agreements expiring through fiscal 2005.  Several        1999............   553
of the leases contain options for renewal periods        2000............   496
of up to five years.  Future minimum rentals under       2001............   286
these lease agreements are shown at right (in            2002............   284
thousands).                                              Thereafter......   734
                                                         ----------------------
                                                                         $2,866
                                                         ======================

     Rent expense was $302,000, $733,000 and $559,000 for the nine months ended December 31, 1997, and in fiscal 1997 and 1996, respectively.

Legal proceedings
     The Company is from time to time, a party to litigation arising in the normal course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. Management believes that no currently pending or threatened actions will have a material adverse effect on the financial condition or results of operations of the Company.

Settlement of patent litigation
     In August 1996, the Company settled all claims asserted by Ronald G. Walters ("Walters") against the Company and certain officers and directors of the Company in a patent infringement and unjust enrichment lawsuit. In that suit, Walters had sought over $67 million, with trebling of any damages awarded. In response to the suit, the Company had filed a counterclaim against Walters.
     Under the terms of the settlement agreement, the Company paid Walters a one-time payment of $2.9 million for which Walters dismissed the claims he had brought against the Company, and the Company dismissed the counterclaim it had asserted against Walters.
     The settlement payment is reflected a reduction of other income on the fiscal 1997 Consolidated Statement of Operations.

Liquidity
     The Company's operations, acquisitions and preferred stock repurchases to date have consumed substantial amounts of cash. The Company incurred operating losses of $2.2 million, $4.3 million and $4.5 million for the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, respectively. The Company spent $2.4 million for the two acquisitions in the nine months ended December 31, 1997 and an aggregate $3.6 million for the preferred stock repurchases in the fiscal years ended March 31, 1997 and 1996. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. The Company currently does not have a line of credit or other credit facility in place, although the Company is in discussions with several financial institutions regarding potential credit arrangements, including property and equipment financing, asset backed lines of credit and factoring arrangements and believes that it will obtain one or more of such financings. The Company believes that available funds and expected cash flow to be generated from operations, together with any borrowings under possible future credit arrangements, will be sufficient to meet its anticipated cash needs through the end of 1998. If the Company is unable to secure acceptable credit arrangements, if the cash flow from operations is insufficient, or if the Company makes acquisitions requiring significant cash outlays, the Company likely would be required to raise additional funds from debt or equity placements, or reduce discretionary operating and capital expenditures. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

Quarterly Financial Summary (Unaudited)
(In thousands, except per share data)

                                                       Net      Net Income (Loss)
                                        Gross        Income        Per Share -
                           Revenue      Margin       (Loss)     Assuming Dilution
-----------------------------------------------------------------------------------
Nine months ended
  December 31, 1997*:
     First Quarter         $  169       $   32      $  (702)        $(.04)
     Second Quarter           439          315         (124)         (.01)
     Third Quarter          1,098          558         (726)         (.04)
-----------------------------------------------------------------------------------
        Total              $1,706       $  905      $(1,552)        $(.08)
===================================================================================
Year ended March 31, 1997:
     First Quarter         $  715       $  510      $  (591)        $(.05)
     Second Quarter           217          (42)       5,180           .70
     Third Quarter            206         (227)      (1,258)         (.07)
     Fourth Quarter           109         (212)        (696)         (.04)
-----------------------------------------------------------------------------------
        Total              $1,247       $   29      $ 2,635         $ .58
===================================================================================

*Effective December 31, 1997, the Company changed its fiscal year end from March 31st to
December 31st.  (See Note 1 to the consolidated financial statements.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 21, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this Report, is incorporated herein by this reference. Also refer to the item entitled "Executive Officers" in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 21, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this Report, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 21, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this Report, is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 21, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this Report, is incorporated herein by this reference.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.   Report of Independent Auditors
     and Financial Statements                                          PAGE

           Report of Independent Auditors                               17

           Consolidated Statements of Operations for the nine
             months ended December 31, 1997 and 1996 (unaudited),
             and for each of the fiscal years in the two-year
             period ended March 31, 1997.                               18

           Consolidated Statements of Financial Position as of
             December 31, 1997 and March 31, 1997.                      19

           Consolidated Statements of Cash Flows for the nine
             months ended December 31, 1997 and 1996 (unaudited),
             and for each of the fiscal years in the two-year
             period ended March 31, 1997.                               20

           Consolidated Statements of Changes in Stockholders'
             Equity for the nine months ended December 31, 1997,
             and for each of the fiscal years in the two-year
             period ended March 31, 1997.                               21

           Notes to Consolidated Financial Statements                   22

2.   Financial Statement Schedules

           All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

(b)  Reports on Form 8-K.

           On October 8, 1997, the Company filed with the Commission an amended Current Report on Form 8-K/A, dated July 30, 1997, regarding the acquisition and disposition of certain assets.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, Star Technologies, Inc., certifies that it has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 31st day of March, 1998.


                                     STAR TECHNOLOGIES, INC.

                                     By: /s/ Brenda A. Potosnak
                                         Brenda A. Potosnak
                                         Vice President of Finance and
                                         Administration, Secretary, Treasurer
                                         and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998, by the following persons in the capacities indicated:


   /s/ Robert C. Compton             Chairman of the Board of Directors,
       Robert C. Compton             President and Chief Executive Officer
                                     and Director


   /s/ Carol L. Curran               Executive Vice President;
       Carol L. Curran               President, Curran Data Technologies,
                                     Inc.


   /s/ Brenda A. Potosnak            Vice President of Finance and
       Brenda A. Potosnak            Administration, Secretary, Treasurer
                                     and Chief Financial Officer


   /s/ Alan O. Maxwell               Director
       Alan O. Maxwell


   /s/ Carl E. Ravin                 Director
       Carl E. Ravin


   /s/ Herbert F. Schantz            Director
       Herbert F. Schantz

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

    Exhibit
      No.

     10.17* Employment Agreement dated October 16, 1997 between Star Technologies, Inc. and Carol L. Curran.

     11          Statement Regarding Computation of Per Share Earnings.

     21          Subsidiaries of the Registrant.

     23          Consent of KPMG Peat Marwick LLP.

     27          Financial Data Schedule