Form 10-Q
period 1998-03-31
STAR TECHNOLOGIES INC
filed 1998-05-15
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998               Commission File Number 0-13318



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

                           Yes   X         No
                                ---            ---


  21,356,384 shares of Common Stock were outstanding as of March 31, 1998.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                           STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited)
                            (In thousands, except per share data)

                                                                   Three Months Ended
                                                                       March 31,

                                                                  1998            1997
Revenue
  Products                                                       $   327         $   10
  Services                                                           816             99
                                                                 -------         ------
                                                                   1,143            109
Cost of revenue
  Products                                                            61            135
  Services                                                           607            186
                                                                 -------         ------
                                                                     668            321
                                                                 -------         ------
Gross margin                                                         475           (212)

Operating expenses
  Research and development                                           189            237
  Selling, general and administrative                              1,279            472
                                                                 -------         ------
    Total operating expenses                                       1,468            709

Operating loss                                                      (993)          (921)

Interest and other income, net                                         1            225
                                                                 -------         ------
Net loss before provision for income taxes                          (992)          (696)

Provision for income taxes                                             -              -
                                                                 -------         ------
Net loss                                                         $  (992)        $ (696)
                                                                 =======         ======

Net loss                                                         $  (992)        $ (696)
Preferred stock dividend requirement                                 (50)           (50)
                                                                 -------         ------
Net loss applicable to common shares                             $(1,042)        $ (746)
                                                                 =======         ======
Net loss per common share
  Basic                                                          $  (.05)        $ (.04)
  Diluted                                                        $  (.05)        $ (.04)

Weighted average common shares outstanding
  Basic                                                           21,306         19,842
  Diluted                                                         23,387         21,954

See accompanying notes to consolidated financial statements.

                           STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         (Unaudited)
                              (In thousands, except share data)

                                                             March 31,     December 31,
Assets                                                         1998            1997
Current assets
  Cash                                                       $     4         $    95
  Short-term investments                                         515           1,117
  Accounts receivable, net                                       453             630
  Other current assets, net                                      351             318
                                                             -------       ---------
    Total current assets                                       1,323           2,160

Property and equipment, net                                      926             775
Goodwill and other assets, net                                 2,641           2,728
                                                             -------       ---------
    Total assets                                             $ 4,890         $ 5,663
                                                             =======         =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                           $   906         $   665
  Accrued payroll and related benefits                           140             105
  Deferred revenue                                               360             451
  Other accrued liabilities                                      396             367
                                                             -------       ---------
    Total current liabilities                                  1,802           1,588

Commitments and contingencies                                      -               -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200
      issued; 13,200 shares outstanding; aggregate liquidation
      preference of $475                                           1               1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                         1               1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                           1               1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    21,451,575 and 19,968,075 shares issued; 21,356,384 and
    19,872,884 shares outstanding                                215             214
  Additional paid-in capital                                  61,396          61,357
  Accumulated other comprehensive income (loss)                 (169)           (134)
  Treasury stock, at cost; 95,191 shares                        (209)           (209)
  Retained deficit                                           (58,148)        (57,156)
                                                             -------       ---------

    Total stockholders' equity                                 3,088           4,075
                                                             -------       ---------
    Total liabilities and stockholders' equity               $ 4,890         $ 5,663
                                                             =======         =======

               See accompanying notes to consolidated financial statements.

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)


                                                                Three Months Ended
                                                                     March 31,

                                                                1998           1997

Cash flows from (used for) operating activities
  Net loss                                                    $  (992)       $ (696)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                 183            44
    Loss on sale of property and equipment                          -           101
    Decrease in accounts receivable                               177            96
    (Increase) decrease in other current assets                   (33)          236
    Increase (decrease) in accounts payable                       241          (155)
    Decrease in accrued liabilities                               (27)         (498)
                                                              -------        ------
Net cash used for operating activities                           (451)         (872)
                                                              -------        ------
Cash flows from (used) for investing activities
    Proceeds from sale of property and equipment                    -            12
    Capital expenditures                                         (247)          (36)
    Other investing activities, net                                 -           109
                                                              -------        ------
Net cash from (used for) investing activities                    (247)           85
                                                              -------        ------
Cash flows from (used for) financing activities
    Proceeds from stock option exercises                           40             -
                                                              -------        ------
Net cash from financing activities                                 40             -
                                                              -------        ------
Net decrease in cash and equivalents                             (658)         (787)

Cash and equivalents, beginning of period                         771         6,330
                                                              -------        ------
Cash and equivalents, end of period                           $   113        $5,543
                                                              =======        ======









See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. With these two acquisitions, Star is a provider of integrated products and services for commercial and government users involved in data capture, image capture and document imaging. These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market.


NOTE 1 - Financial Information

     The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The interim consolidated financial information should be read in conjunction with the Company's Transition Report on Form 10-K, Commission file number 0-13318, for the Transition Period from April 1, 1997 to December 31, 1997.

     Certain 1997 amounts have been reclassified for comparative purposes.


NOTE 2 - Accounting Policies

Revenue recognition

     On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which superseded Statement of Position 91-1, "Software Revenue Recognition." SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material impact on the Company's revenue recognition policies.

     Revenue from the sale of commercial, off-the-shelf software is recognized when the following four criteria are met: (1) the sale is in writing, (2) the software has been shipped, (3) the fee is fixed or determinable and (4) collectibility is probable. Customized software revenue is recognized when the software is accepted by the customer.

     Maintenance revenues, which include unspecified when-and-if deliverable software upgrades, user documentation and technical support for software products, are deferred and recognized on a straight-line basis over the term of the maintenance agreement, generally one year. Revenue from services including data entry, integration, installation and system training is recognized when the services are performed. Amounts received but not earned are deferred.

Net income (loss) per share

     Basic and diluted net income (loss) per share were computed in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                                         Three Months Ended
                                                             March 31,
                                                          1998       1997
                                                          ----       ----
     Basic weighted average common shares                21,306     19,842

     Convertible preferred stock                          2,081      2,112
                                                         ------     ------
     Diluted weighted average common shares              23,387     21,954
                                                         ======     ======

NOTE 3 - Cash and Equivalents and Short-Term Investments

     Cash and equivalents include cash and short-term investments in commercial paper. Short-term investments in commercial paper, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. These investments totaled $109,000 and $676,000 at March 31, 1998 and December 31, 1997, respectively.

     At March 31, 1998 and December 31, 1997, other short-term investments include 92,800 shares of common stock of Lumisys, Inc. ("Lumisys") acquired from the sale of the Company's medical imaging archival technology in July 1997. The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.


NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $13,000 and $22,000 at March 31, 1998 and December 31, 1997, respectively.

NOTE  5 - Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new disclosure requirements with respect to comprehensive income (loss) are as follows (in thousands):

                                                         Three Months Ended
                                                             March 31,
                                                          1998       1997
     Comprehensive income (loss):                         ----       ----

     Net loss, as reported                               $  (992)   $ (696)

     Unrealized loss on investment                           (35)        -
                                                         -------    ------
       Total comprehensive income (loss)                 $(1,027)   $ (696)
                                                         =======    ======

NOTE 6 - Subsequent Events

     In April 1998, the Company entered into a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed.

     Also in April 1998, the Company entered into a $300,000 line of credit
with a bank.   The line of credit is secured by the Company's short-term
investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value.

     The Nasdaq Stock Market, on which the Company's common stock is currently traded, has adopted increased quantitative and other listing standards which became effective on February 28, 1998. The Company does not currently meet the new requirements for continued listing with respect to (i) a minimum bid price of $1 per share, and (ii) net tangible assets of $4,000,000. Nasdaq notified the Company in early April 1998 of the Company's non-compliance with the continued listing requirements. In response, the Company submitted to Nasdaq a proposed plan to achieve such compliance.
After review of that plan, Nasdaq reiterated its intention to delist the Company's common stock from the Nasdaq National Market. The Company has appealed this decision. The hearing date for the appeal is June 4, 1998, with the delisting action stayed through that date. If Nasdaq ultimately determines to remove the Company's common stock from the Nasdaq National Market, the Company will request that its common stock be moved from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will agree to such action. If it does not, trading on the Company' common stock would thereafter be conducted on the OTC Bulletin Board or in the over-the-counter market.

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the Transition Period from April 1, 1997 through December 31, 1997. This Quarterly Report, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 19934, as amended) which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, risk of technological change and uncertainty of product development, risks associated with acquisitions, the potential inability to finance future capital needs, operating losses, competition, probable fluctuations in operating results, reliance on key personnel, the risk of business interruptions, potential inability to protect proprietary rights and the risk of defects, as discussed under the heading "Risk Factors" in the Company's Form 10-K for the Transition Period from April 1, 1997 through December 31, 1997.

Corporate Repositioning

     During 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology, and through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. With these two acquisitions, Star is a provider of integrated products and services for commercial and government users involved in data capture, image capture and document imaging. These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market.

Results of Operations

     Results of operations for the three months ended March 31, 1998 are not directly comparable to the results of operations for the same prior-year period due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market. The Company's results of operations for the quarter ended March 31, 1998, reflect the first full quarter to include the operations (revenue and expenses) of both CDT and PowerScan.

Revenue

     Total revenue for the three months ended March 31, 1998 increased to $1,143,000, from $109,000 for the same period a year ago. Product revenue was $327,000 and $10,000 for the three months ended March 31, 1998 and 1997, respectively, representing 28.6% and 9.2% of total revenue for such periods.

Service revenue was $816,000 and $99,000 for the three months ended March 31, 1998 and 1997, respectively, representing 71.4% and 90.8% of total revenue for such periods. Product revenue consists of revenue from the sale of PowerScan and StageWorks software as well as computer hardware and scanning equipment. Service revenue consists of revenue from data entry and imaging services, integration, installation, and systems training provided to the Company's customers.

     The increases in product and service revenue are primarily attributable to sales of the new document imaging products and services following the acquisitions described above. See "Corporate Repositioning." In the first three months of 1998, the Company broadened its distribution strategy for its imaging software by focusing on channel, value added reseller (VAR) and integrator distribution. In this regard, the Company's PowerScan subsidiary added Amitech to its growing list of VARs that market the PowerScan and StageWorks software. PowerScan also entered into several key industry partnerships, including a joint marketing program agreement with Excalibur, a leading developer of document archival and retrieval software solutions, pursuant to which the Company and Excalibur will market each other's products. The change in distribution strategy, as well as the recently entered into original equipment manufacturer (OEM) agreements with, among others, Fuji Photo Film USA and BancTec Inc., should have a favorable impact on the Company's results of operations beginning in the second half of 1998.

Cost of Revenue

     Cost of product revenue was $61,000 and $135,000 for the three months ended March 31, 1998 and 1997, respectively, representing 18.6% and 1,350% of total product revenue in the respective periods. Cost of product revenue primarily includes costs associated with the purchase of hardware products and scanning equipment for resale. The cost of product revenue as a percentage of product revenue may vary from period to period depending on the ratio of software revenue, which has a lower cost, to hardware revenue.

     Cost of service revenue was $607,000 and $186,000 for the three months ended March 31, 1998 and 1997, respectively, representing 74.4% and 187.9% of total service revenue in the respective periods. The increase in the dollar amount of cost of service revenue is primarily attributable to an increase in compensation and related benefits, the use of independent contractors and third party maintenance contracts in connection with the corresponding increase in service revenue associated with the Company's corporate repositioning.

Research and Development

     Research and development ("R&D") expenses consist primarily of: compensation and related benefits; the use of independent contractors for development projects; and an allocated portion of general overhead costs, including occupancy. At March 31, 1998, the research and development staff consisted of 8 employees. The majority of product R&D expenses for the current quarter relate to on-going product enhancements. R&D expenses were $189,000 and $237,000 for the three-month period ended March 31, 1998 and 1997, respectively, representing 16.5% and 217.4% of total revenue in the respective periods. The decrease in the dollar amount of R&D expenses for the three month period ended March 31, 1998 compared to the same period of the prior year is primarily attributable to the Company's sale in July 1997 of its medical imaging technology, offset in part by R&D expenses associated with the Company's document imaging software, acquired in July 1997. The decrease as a percentage of total revenue is due to the Company's corporate repositioning and the resultant increased revenue. The Company believes that R&D expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to increase and continue to constitute a significant percentage of revenue.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. SG&A expenses for the three months ended March 31, 1998, after excluding personnel restructuring charges, was $1.0 million, compared to $472,000 for the same period a year ago. The increase in the dollar amount of SG&A expenses is primarily due to the additional SG&A expense associated with the Company's new PowerScan and CDT subsidiaries, offset in part by the elimination of certain costs associated with the Company's former medical imaging business.

Interest and Other Income

     During the three months ended March 31, 1998 and 1997, the Company earned $5,000 and $79,000, respectively, of net interest income. Other income for the three months ended March 31, 1997 included a one-time payment of $116,000 received from the Company's former health insurance company in connection with its conversion from a mutual insurance company to a stock company.

Net Loss

     The net loss for the three months ended March 31, 1998 was $992,000 ($.05 per share) compared with a net loss of $696,000 ($.04 per share) for the same period of the prior year. The net loss is due to the corporate repositioning of the Company, and the associated integration of the document imaging operations acquired as a result of the two acquisitions discussed above. In spite of the net loss, management continues to believe that the document imaging market is a significant market. Management believes it has made investments in the talent and technology necessary to establish the Company in this marketplace. However, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

Liquidity and Capital Resources

     At March 31, 1998, the Company had $113,000 of cash and equivalents and $406,000 of short-term investments. The Company had a net cash outflow from operating activities of $451,000 for the quarter ended March 31, 1998.

     In April 1998, the Company entered into a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed.

     Also in April 1998, the Company entered into a $300,000 line of credit
with a bank.   The line of credit is secured by the Company's short-term
investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value.

     The Company's operations and acquisitions to date have consumed substantial amounts of cash. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. The Company believes that available funds and expected cash flow to be generated from operations, together with any borrowings under the two credit arrangements, will be sufficient to meet its anticipated cash needs through the end of 1998. If the cash flow from operations is insufficient or if the Company makes acquisitions requiring significant cash outlays, the Company likely would be required to raise additional funds from debt or equity placements, or reduce discretionary operating and capital expenditures. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrue dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $325,000 as of March 31, 1998.

Potential Delisting of Common Stock From Nasdaq National Market

     The Nasdaq Stock Market, on which the Company's common stock is currently traded, has adopted increased quantitative and other listing standards which became effective on February 23, 1998. The Company does not currently meet the new requirements for continued listing with respect to (i) a minimum bid price of $1 per share, and (ii) net tangible assets of $4,000,000. Nasdaq notified the Company in early April 1998 of the Company's non-compliance with the continued listing requirements. In response, the Company submitted to Nasdaq a proposed plan to achieve such compliance.
After review of that plan, Nasdaq reiterated its intention to delist the Company's common stock from the Nasdaq National Market. The Company has appealed this decision. The hearing date for the appeal is June 4, 1998, with the delisting action stayed through that date. If Nasdaq ultimately determines to remove the Company's common stock from the Nasdaq National Market, the Company will request that its common stock be moved from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will agree to such action. If it does not, trading on the Company' common stock would thereafter be conducted on the OTC Bulletin Board or in the over-the-counter market.

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

Effect of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement during fiscal year 1998. The effect of adoption of this statement will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

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

     Item 5.  Other Information

     The Nasdaq Stock Market, on which the Company's common stock is currently traded, has adopted increased quantitative and other listing standards which became effective on February 23, 1998.

     In early April 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that, based upon a review of the Company's Form 10-K for the transition period from April 1, 1997 through December 31, 1997, the Company no longer meets the net tangible assets requirement for continued listing on the Nasdaq National Market. The Nasdaq rules require, among other things, that the Company have net tangible assets (defined by Nasdaq as total assets, excluding goodwill, minus total liabilities) of at least $4,000,000. At December 31, 1997, the Company's net tangible assets were approximately $1,347,000, and at March 31, 1998, the Company's net tangible assets were $447,000. In response, the Company submitted to Nasdaq a proposed plan to achieve such compliance. After review of that plan, Nasdaq notified the Company of the denial of the Company's request for an extension to complete the Company's plan to meet Nasdaq's continued listing requirements. Nasdaq indicated that the Company's common stock would be delisted from the Nasdaq National Market on the opening of the market on May 1, 1998. The Company then requested an oral hearing to appeal this decision. The hearing date for the appeal is June 4, 1998, with the delisting action stayed through the hearing date.

     Even if the Company is successful in getting Nasdaq to accept its plan and defer delisting its common stock, there can be no assurance that the plan will be successful. Furthermore, under the new continued listing requirements, any security with a minimum bid price of less than $1.00 per share is subject to delisting, regardless of the issuer's net tangible assets. The closing pricing of the Company's common stock on May 14, 1998, was $0.72.

     If Nasdaq ultimately determines to remove the Company's common stock from the Nasdaq National Market, the Company will request that its common stock be moved from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will agree to such action. If it does not, trading of the Company's common stock would thereafter be conducted on the OTC Bulletin Board or in the over-the-counter market.

     The Company intends to re-apply for listing on the Nasdaq National Market or the Nasdaq SmallCap Market as soon as possible after the Company is able to satisfy the applicable listing requirements. There can be no assurance that the Company will be able to satisfy such requirements.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STAR TECHNOLOGIES, INC.


Dated:  May 15, 1998           /s/ Brenda A. Potosnak
        ------------           --------------------------------
                               Brenda A. Potosnak
                               Vice President of Finance and Administration,
                               Secretary, Treasurer and Chief Financial
                               Officer

                                     EXHIBIT INDEX

    Exhibit
      No.
    -------

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