Form 10-Q
period 1998-06-30
STAR TECHNOLOGIES INC
filed 1998-08-14
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1998                Commission File Number 0-13318



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

                           Yes   X         No



   21,556,384 shares of Common Stock were outstanding as of June 30, 1998.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                    (In thousands, except per share data)
                                                Three Months Ended  Six Months Ended
                                                     June 30,           June 30,
                                                 1998      1997      1998      1997

Revenue
  Products                                      $  539    $   35    $   866   $    45
  Services                                       1,002       134      1,818       233
                                                ------    ------    -------   -------
                                                 1,541       169      2,684       278
Cost of revenue                                 ------    ------    -------   -------
  Products                                         140        28        201       163
  Services                                         680       109      1,287       295
                                                ------    ------    -------   -------
                                                   820       137      1,488       458
                                                ------    ------    -------   -------
Gross margin                                       721        32      1,196      (180)
                                                ------    ------    -------   -------
Operating expenses
  Research and development                         218       227        407       464
  Selling, general and administrative            1,160       573      2,439     1,045
                                                ------    ------    -------   -------

    Total operating expenses                     1,378       800      2,846     1,509
                                                ------    ------    -------   -------
Operating loss                                    (657)     (768)    (1,650)   (1,689)

Interest and other income (expense), net            (8)       66         (7)      291
                                                ------    ------    -------   -------
Net loss before provision for income taxes        (665)     (702)    (1,657)   (1,398)

Provision for income taxes                           -         -          -         -
                                                ------    ------    -------   -------
Net loss                                        $ (665)   $ (702)   $(1,657)  $(1,398)
                                                ======    ======    =======   =======

Net loss                                        $ (665)   $ (702)   $(1,657)  $(1,398)
Preferred stock dividend requirement               (50)      (50)      (100)     (100)
                                                ------    ------    -------   -------
  Net loss applicable to common shares          $ (715)   $ (752)   $(1,757)  $(1,498)
                                                ======    ======    =======   =======

Earnings (loss) per share
  Basic                                         $ (.03)   $ (.04)   $  (.08)   $ (.08)
  Diluted                                       $ (.03)   $ (.04)   $  (.08)   $ (.08)

Weighted average common shares outstanding
  Basic                                         21,506    19,857     21,406    19,851
  Diluted                                       23,587    21,938     23,487    21,932

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                                June 30,    December 31,
Assets                                                            1998          1997
Current assets
  Cash                                                          $     13      $    95
  Short-term investments                                             348        1,117
  Accounts receivable, net                                           857          630
  Other current assets, net                                          356          318
                                                                --------     --------
    Total current assets                                           1,574        2,160

Property and equipment, net                                          894          775
Other assets                                                       2,556        2,728
                                                                --------     --------
    Total assets                                                $  5,024     $  5,663
                                                                ========     ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                              $  1,256     $    665
  Notes payable and capital lease obligations                        562            -
  Accrued payroll and related benefits                               102          105
  Other accrued liabilities                                          662          818
                                                                --------     --------
    Total current liabilities                                      2,582        1,588

Capital lease obligations, net of current portion                     27            -
                                                                --------     --------
    Total liabilities                                              2,609        1,588
                                                                --------     --------
Commitments and contingencies                                          -            -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200
      shares issued and outstanding; aggregate liquidation
      preference of $475                                               1            1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                             1            1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                               1            1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    21,651,575 and 21,351,575 shares issued; 21,556,384 and
    21,256,384 shares outstanding                                    217          214
  Additional paid-in capital                                      61,444       61,357
  Accumulated other comprehensive income (loss)                     (227)        (134)
  Treasury stock, at cost; 95,191 shares                            (209)        (209)
  Retained deficit                                               (58,813)     (57,156)
                                                                --------     --------
    Total stockholders' equity                                     2,415        4,075
                                                                --------     --------
    Total liabilities and stockholders' equity                  $  5,024     $  5,663
                                                                ========     ========

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    1998         1997

Cash flows from (used for) operating activities
  Net loss                                                        $(1,657)     $(1,398)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                     369           74
    Loss on sale of property and equipment                             26          101
    (Increase) decrease in accounts receivable                       (227)          46
    (Increase) decrease in other current assets                       (38)         266
    Increase (decrease) in accounts payable                           591         (164)
    Decrease in accrued liabilities                                  (109)        (495)
                                                                  -------      -------
Net cash used for operating activities                             (1,045)      (1,570)
                                                                  -------      -------
Cash flows from (used for) investing activities
    Proceeds from sale of property and equipment                        -           12
    Capital expenditures                                             (342)         (39)
    Other investing activities, net                                     -          109
                                                                  -------      -------
Net cash from (used for) investing activities                        (342)          82
                                                                  -------      -------
Cash flows from (used for) financing activities
    Increase in notes payable and capital lease obligations           589            -
    Proceeds from stock option exercise                                40            -
                                                                  -------      -------
Net cash from financing activities                                    629            -
                                                                  -------      -------
Net decrease in cash and equivalents                                 (758)      (1,488)

Cash and equivalents, beginning of period                             771        6,330
                                                                  -------      -------
Cash and equivalents, end of period                               $    13      $ 4,842
                                                                  =======      =======


                See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. With these two acquisitions, Star is a provider of integrated products and services for commercial and government users involved in data capture, image capture and document imaging. These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market, although any such acquisition may depend, in part, on the Company obtaining additional financing.


NOTE 1 - Financial Information

     The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Maintenance revenue, which includes unspecified when-and-if deliverable software upgrades, user documentation and technical support for software products, is deferred and recognized on a straight-line basis over the term of the maintenance agreement, generally one year. Revenue from services including data entry, integration, installation and system training is recognized when the services are performed. Amounts received but not earned are deferred.

Net income (loss) per share

     Basic and diluted net income (loss) per share were computed in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                                  Three Months Ended  Six Months Ended
                                                       June 30,           June 30,
                                                   1998       1997     1998      1997

     Basic weighted average common shares         21,506     19,857   21,406    19,851

     Convertible preferred stock                   2,081      2,081    2,081     2,081
                                                  ------    -------   ------    ------
     Diluted weighted average common shares       23,587     21,938   23,487    21,932
                                                  ======    =======   ======    ======

     All outstanding stock options and warrants are anti-dilutive and are therefore, excluded from the computations of basic and diluted net income
(loss) per share.


NOTE 3 - Cash and Equivalents and Short-Term Investments

     Cash and equivalents include cash and short-term investments in commercial paper. Short-term investments in commercial paper, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. These investments totaled $0 and $676,000 at June 30, 1998 and December 31, 1997, respectively.

     At June 30, 1998 and December 31, 1997, other short-term investments include 92,800 shares of common stock of Lumisys, Inc. ("Lumisys") acquired from the sale of the Company's medical imaging archival technology in July 1997. The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.


NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $13,000 and $22,000 at June 30, 1998 and December 31, 1997, respectively.

NOTE 5 - Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive Income."
The new disclosure requirements with respect to comprehensive income (loss)
are as follows (in thousands):
                                               Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                                 1998     1997         1998      1997
     Comprehensive income (loss):

     Net loss, as reported                      $(665)   $(702)      $(1,657)  $(1,398)

     Unrealized loss on investment                (58)       -           (93)        -
                                                -----    -----       -------   -------
       Total comprehensive income (loss)        $(723)   $(702)      $(1,750)  $(1,398)
                                                =====    =====       =======   =======

NOTE 6 - Notes Payable

     In April 1998, the Company entered into a one-year $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At June 30, 1998, the Company had borrowed $292,000 under this line of credit and had $257,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     Also in April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At June 30, 1998, the Company had borrowed $235,000 under this line of credit and had $33,000 available for future borrowings.


NOTE 7 - Liquidity

     The Company's net losses from operations and acquisitions to date have consumed substantial amounts of cash. Through the six months ended June 30, 1998, the Company has used cash from operations of approximately $1.0 million. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenues or obtaining additional financing, the Company may be required to make additional reductions in operating expenses, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

     The Company is currently in default with respect to its payment obligations under an unsecured promissory note and a secured promissory note on which payments in the approximate principal amounts of $50,000 and $120,000, respectively, remain payable. Such defaults have resulted in the creditors having the right to accelerate the balance due under the notes and exercise other rights available under the law, including, in the case of the secured note, foreclosing on the computer equipment serving as collateral for such note. The Company is currently in discussions with both creditors to waive any current defaults and to restructure the timing of remaining payments thereunder. There can be no assurances that such creditors will agree to waive all existing defaults and extend the timing of remaining payments due under the notes. The existence of such defaults may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.

     In addition, the Company is delinquent in its payments due certain vendors to the Company and is seeking to extend payment terms from such providers. If unsuccessful, such parties may take actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

     In view of the Company's additional liquidity requirements, the Company is also continuing to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. To date, the Company has no commitments, agreements or understandings with respect to additional financing and there can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, investors may suffer a loss of liquidity in the shares of such stock and the Company may have difficulty raising funds in the capital markets. Further, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.


NOTE 8 - Subsequent Event

     During the three months ended June 30, 1998, the Company's common stock was delisted from the Nasdaq National Market and moved to the Nasdaq SmallCap Market based upon the Company's failure to meet Nasdaq's heightened listing requirements, which went into effect on February 23, 1998. On August 11, 1998 the Company's common stock was delisted from the Nasdaq SmallCap Market due to the Company's noncompliance with a condition to its continued listing on the SmallCap Market imposed by Nasdaq at the time of its transfer to the SmallCap Market. Trading in the Company's common stock is currently being conducted on the Over The Counter ("OTC") Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol STRR.

     Because the Company's common stock is no longer listed on Nasdaq, trading in the Company's common stock is subject to certain rules promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), which impose additional disclosure and various sales practice requirements on broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Under Exchange Act Rule 15g-9 broker-dealers must, prior to selling a penny stock, (i) obtain from the investor information concerning the person's financial situation, investment experience and investment objectives, (ii) reasonably determine that transactions in penny stocks are suitable for such investor and that such investor (or such investor's independent adviser in the transaction) has sufficient knowledge and experience in financial matters so as reasonably to be expected to be capable of evaluating the risks of transactions in penny stocks, and (iii) deliver a written statement, which must be signed and returned to the broker-dealer by the investor, setting forth among other things the basis on which the broker-dealer approved the investor's account for the transaction. If the penny stock rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's common stock and the ability of purchasers of the Company's common stock to resell such stock in the secondary market.

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the Transition Period from April 1, 1997 through December 31, 1997. This Quarterly Report, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, risk of technological change and uncertainty of product development, risks associated with acquisitions, the potential inability to finance future capital needs, operating losses, competition, probable fluctuations in operating results, reliance on key personnel, the risk of business interruptions, potential inability to protect proprietary rights and the risk of defects, as discussed under the heading "Risk Factors" in the Company's Form 10-K for the Transition Period from April 1, 1997 through December 31, 1997.

Corporate Repositioning

     During 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology, and through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology from Intrafed, Inc., as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. With these two acquisitions, Star is a provider of integrated products and services for commercial and government users involved in data capture, image capture and document imaging. These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances. The Company continues its search to identify additional acquisition opportunities in this market, although any such acquisition may depend, in part, on the Company obtaining additional financing.

Results of Operations

     Results of operations for the three and six months ended June 30, 1998 are not directly comparable to the results of operations for the same prior-year period due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market.

Revenue

     Total revenue for the three months ended June 30, 1998 increased to $1,541,000, from $169,000 for the same period a year ago. Product revenue was $539,000 and $35,000 for the three months ended June 30, 1998 and 1997, respectively, representing 35% and 21% of total revenue for such periods. Service revenue was $1,002,000 and $134,000 for the three months ended June 30, 1998 and 1997, respectively, representing 65% and 79% of total revenue for such periods.

     Total revenue for the six months ended June 30, 1998 increased to $2,684,000, from $278,000 for the same period a year ago. Product revenue was $866,000 and $45,000 for the six months ended June 30, 1998 and 1997, respectively, representing 32% and 16% of total revenue for such periods. Service revenue was $1,818,000 and $233,000 for the six months ended June 30, 1998 and 1997, respectively, representing 68% and 84% of total revenue for such periods. Product revenue consists of revenue from the sale of PowerScan and StageWorks software as well as computer hardware and scanning equipment. Service revenue consists of revenue from data entry and imaging services, maintenance, integration, installation, and systems training provided to the Company's customers.

     The increases in product and service revenue are primarily attributable to sales of the new document imaging products and services following the acquisitions described above. See "Corporate Repositioning." In the first six months of 1998, the Company broadened its distribution strategy for its imaging software by focusing on channel, value added reseller ("VAR") and integrator distribution. In this regard, the Company's PowerScan subsidiary added to its growing list of VARs that market the PowerScan and StageWorks software. PowerScan also entered into several key industry partnerships, including Kodak. The change in distribution strategy, as well as the recently entered into original equipment manufacturer ("OEM") agreements with, among others, Fuji Photo Film USA and BancTec Inc., should have a favorable impact on the Company's results of operations beginning in the second half of 1998, although there can be no assurance that these arrangements will result in substantial sales.

Cost of Revenue

     Cost of product revenue was $140,000 and $28,000 for the three months ended June 30, 1998 and 1997, respectively representing 26% and 80% of total product revenue in the respective periods. Cost of product revenue was $201,000 and $163,000 for the six months ended June 30, 1998 and 1997, respectively, representing 23% and 362% of total product revenue in the respective periods. Cost of product revenue primarily includes costs associated with the purchase of hardware products and scanning equipment for resale. The cost of product revenue as a percentage of product revenue may vary from period to period depending on the ratio of software revenue, which has a lower cost, to hardware revenue.

     Cost of service revenue was $680,000 and $109,000 for the three months ended June 30, 1998 and 1997, respectively, representing 68% and 81% of total service revenue in the respective periods. Cost of service revenue was $1,287,000 and $295,000 for the six months ended June 30, 1998 and 1997, respectively, representing 71% and 127% of total product revenue in the respective periods. The increase in the dollar amount of cost of service revenue is primarily attributable to an increase in compensation and related benefits, the use of independent contractors and third party maintenance contracts in connection with the corresponding increase in service revenue associated with the Company's corporate repositioning.

Research and Development

     Research and development ("R&D") expense consists primarily of: compensation and related benefits; the use of independent contractors for development projects; and an allocated portion of general overhead costs, including occupancy. At June 30, 1998, the research and development staff consisted of 10 employees. The majority of product R&D expense for the current quarter and six months relates to on-going product enhancements. R&D expense was $218,000 and $227,000 for the three-month period ended

June 30, 1998 and 1997, respectively, representing 14% and 134% of total revenue in the respective periods. R&D expense was $407,000 and $464,000 for the six-month period ended June 30, 1998 and 1997, respectively, representing 15% and 167% of total revenue in the respective periods. The decrease in the dollar amount of R&D expense for the three- and six-month periods ended June 30, 1998 compared to the same period of the prior year is primarily attributable to the Company's sale in July 1997 of its medical imaging technology, offset in part by R&D expense associated with the Company's document imaging software, acquired in July 1997. The decrease as a percentage of total revenue is due to the Company's corporate repositioning and the resultant increased revenue. The Company believes that R&D expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to increase and continue to constitute a significant percentage of revenue.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense consists primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. SG&A expense for the three months ended June 30, 1998 was $1,160,000, compared to $573,000 for the same period a year ago. SG&A expense for the six months ended June 30, 1998 was $2.4 million, compared to $1.0 million for the same period a year ago. The increase in the dollar amount of SG&A expense is primarily due to the additional SG&A expense associated with the Company's new PowerScan and CDT subsidiaries, offset in part by the elimination of certain costs associated with the Company's former medical imaging business.

Interest and Other Income

     During the three and six months ended June 30, 1998, the Company incurred $13,000 and $9,000, respectively, of net interest expense. During the three and six months ended June 30, 1997, the Company earned $65,000 and $144,000, respectively, of net interest income. Other income for the six months ended June 30, 1997 included a one-time refund payment of $116,000 received from the Company's former health insurance company in connection with its conversion from a mutual insurance company to a stock company.

Net Loss

     The net loss for the three months ended June 30, 1998 was $665,000 ($.03 per share) compared with a net loss of $702,000 ($.04 per share) for the same period of the prior year. The net loss for the six months ended June 30, 1998 was $1.7 million ($.08 per share) compared with a net loss of $1.4 million ($.08 per share) for the same period of the prior year. The net loss is due to the corporate repositioning of the Company, and the associated integration of the document imaging operations acquired as a result of the two acquisitions discussed above. In spite of the net loss, management continues to believe that the document imaging market is a significant market. Management believes it has made investments in the talent and technology necessary to establish the Company in this marketplace. However, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

Liquidity and Capital Resources

     At June 30, 1998, the Company had $13,000 of cash and equivalents and $290,000 borrowing availability under its credit facilities discussed below. The Company had a net cash outflow from operating activities of $1.0 million for the six months ended June 30, 1998.

     In April 1998, the Company entered into a one-year $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At June 30, 1998, the Company had borrowed $292,000 under this line of credit and had $257,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     Also in April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At June 30, 1998, the Company had borrowed $235,000 under this line of credit and had $33,000 available for future borrowings.

     The Company's net losses from operations and acquisitions to date have consumed substantial amounts of cash. Through the six months ended June 30, 1998, the Company has used cash from operations of approximately $1.0 million. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenues or obtaining additional financing, the Company may be required to make additional reductions in operating expenses, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

     The Company is currently in default with respect to its payment obligations under an unsecured promissory note and a secured promissory note on which payments in the approximate principal amounts of $50,000 and $120,000, respectively, remain payable. Such defaults have resulted in the creditors having the right to accelerate the balance due under the notes and exercise other rights available under the law, including, in the case of the secured note, foreclosing on the computer equipment serving as collateral for such note. The Company is currently in discussions with both creditors to waive any current defaults and to restructure the timing of remaining payments thereunder. There can be no assurances that such creditors will agree to waive all existing defaults and extend the timing of remaining payments due under the notes. The existence of such defaults may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.

     In addition, the Company is delinquent in its payments due certain vendors to the Company and is seeking to extend payment terms from such providers. If unsuccessful, such parties may take actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

     In view of the Company's additional liquidity requirements, the Company is also continuing to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. To date, the Company has no commitments, agreements or understandings with respect to additional financing and there can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, investors may suffer a loss of liquidity in the shares of such stock and the Company may have difficulty raising funds in the capital markets. Further, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrue dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $375,000 as of June 30, 1998.

Delisting of Common Stock From Nasdaq National Market

     During the three months ended June 30, 1998, the Company's common stock was delisted from the Nasdaq National Market and moved to the Nasdaq SmallCap Market based upon the Company's failure to meet Nasdaq's heightened listing requirements, which went into effect on February 23, 1998. On August 11, 1998 the Company's common stock was delisted from the Nasdaq SmallCap Market due to the Company's noncompliance with a condition to its continued listing on the SmallCap Market imposed by Nasdaq at the time of its transfer to the SmallCap Market. Trading in the Company's common stock is currently being conducted on the Over The Counter ("OTC") Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol STRR.

     Because the Company's common stock is no longer listed on Nasdaq, trading in the Company's common stock is subject to certain rules promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), which impose additional disclosure and various sales practice requirements on broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Under Exchange Act Rule 15g-9 broker-dealers must, prior to selling a penny stock, (i) obtain from the investor information concerning the person's financial situation, investment experience and investment objectives, (ii) reasonably determine that transactions in penny stocks are suitable for such investor and that such investor (or such investor's independent adviser in the transaction) has sufficient knowledge and experience in financial matters so as reasonably to be expected to be capable of evaluating the risks of transactions in penny stocks, and (iii) deliver a written statement, which must be signed and returned to the broker-dealer by the investor, setting forth among other things the basis on which the broker-dealer approved the investor's account for the transaction. If the penny stock rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the company's Common stock and the ability of purchasers of the Company's common stock to resell such stock in the secondary market.

Year 2000 Disclosure

     The Company has made a preliminary assessment of potential Year 2000 issues with respect to various computer-related systems, including those of its vendors. The Company's corrective actions will include reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company believes that the costs to correct its systems will not materially and adversely affect its business, results of operations or its financial condition. However, there can be no assurance that the Company has identified all Year 2000 impacted systems or that its corrective actions will be timely and successful.

Effect of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement during the fourth quarter of fiscal year 1998. The effect of adoption of this statement will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.

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

     Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 21, 1998. A total of 19,957,251 shares of the Company's Common Stock and Preferred Stock were present, in person or by proxy, at the Annual Meeting to vote on the election of one director.

     At the Annual Meeting, Alan Maxwell was elected to the Company's Board of Directors for a term equal to the earliest of three years, the election and qualification of his successor, or until his death, resignation or removal from office. Holders of the Company's Common Stock and Preferred Stock were eligible to vote on the nomination of Mr. Maxwell to the Board of Directors. A total of 19,673,487 shares were voted for Mr. Maxwell and 283,764 were withheld.

     Mr. Herbert Schantz, Mr. Robert Compton and Dr. Carl Ravin continue as Directors of the Company. Mr. Schantz's term expires on the date of the 1999 Annual Meeting of Stockholders. Mr. Compton and Dr. Ravin's terms expire on the date of the 2000 Annual Meeting of Stockholders.

     Mr. John Meshinsky, appointed to the Board of Directors in July 1997, resigned from the Board in March 1998.

     Item 5.  Other Information

     The Company received notice from The Nasdaq Stock Market, Inc. that the Company's common stock was delisted from the Nasdaq SmallCap Market as of the close of business on August 11, 1998. Nasdaq's delisting notification follows the June 10, 1998, decision of a Nasdaq Listing Qualifications Panel to move the Company's common stock from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of the Company's non-compliance with certain of Nasdaq's heightened listing requirements, which went into effect on February 23, 1998. The Panel's decision set forth certain conditions to the continued listing of the Company's common stock on the Nasdaq SmallCap Market, including the Company's making a public filing, on or before August 10, 1998, with the Securities and Exchange Commission and Nasdaq evidencing a minimum of $3,000,000 in net tangible assets. The Company was not in compliance with this condition on such date.

     Trading in the Company's common stock is currently being conducted on the Over The Counter ("OTC") Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol STRR.

     Because the Company's common stock is no longer listed on Nasdaq, trading in the Company's common stock is subject to certain rules promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), which impose additional disclosure and various sales practice requirements on broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Under Exchange Act Rule 15g-9 broker-dealers must, prior to selling a penny stock, (i) obtain from the investor information concerning the person's financial situation, investment experience and investment objectives, (ii) reasonably determine that transactions in penny stocks are suitable for such investor and that such investor (or such investor's independent adviser in the transaction) has sufficient knowledge and experience in financial matters so as reasonably to be expected to be capable of evaluating the risks of transactions in penny stocks, and (iii) deliver a written statement, which must be signed and returned to the broker-dealer by the investor, setting forth among other things the basis on which the broker-dealer approved the investor's account for the transaction. If the penny stock rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the company's Common stock and the ability of purchasers of the Company's common stock to resell such stock in the secondary market.


     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K.

         On June 23, 1998, the Company filed with the Commission Current Report on Form 8-K, dated June 23, 1998, regarding the potential delisting of the Company's common stock from the Nasdaq Stock Market.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STAR TECHNOLOGIES, INC.


Dated:  August 14, 1998                /s/ Brenda A. Potosnak
                                       Brenda A. Potosnak
                                       Vice President of Finance and
                                       Administration, Secretary, Treasurer
                                       and Chief Financial Officer

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