Form 10-Q
period 1998-09-30
STAR TECHNOLOGIES INC
filed 1998-11-17
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1998           Commission File Number 0-13318



                           STAR TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)


            Delaware                                            93-0794452
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


                           1151-A Seven Locks Road
                          Potomac, Maryland  20854
                  (Address of principal executive offices)
                                 (Zip Code)


                               (301) 315-0240
            (Registrant's telephone number, including area code)


                                515 Shaw Road
                          Sterling, Virginia  20166
            (Former name, former address and former fiscal year,
                        if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No


21,560,384 shares of Common Stock were outstanding as of September 30, 1998.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                    (In thousands, except per share data)
                                                    Three Months Ended  Nine Months Ended
                                                       September 30,       September 30,
                                                      1998      1997      1998      1997

Revenue
  Products                                          $   837   $   160   $ 1,703   $   205
  Services                                              836       279     2,654       512
                                                    -------   -------   -------   -------
                                                      1,673       439     4,357       717
                                                    -------   -------   -------   -------

Cost of revenue
  Products                                              302        28       503       191
  Services                                              608        96     1,895       391
                                                    -------   -------   -------   -------
                                                        910       124     2,398       582
                                                    -------   -------   -------   -------
Gross margin                                            763       315     1,959       135
                                                    -------   -------   -------   -------
Operating expenses
  Research and development                              182       203       589       667
  Selling, general and administrative                 1,136       794     3,575     1,839
                                                    -------   -------   -------   -------
    Total operating expenses                          1,318       997     4,164     2,506
                                                    -------   -------   -------   -------

Operating loss                                         (555)     (682)   (2,205)   (2,371)

Interest income (expense), net                          (19)       69       (28)      212
Other income, net                                        13       489        15       637
                                                    -------   -------   -------   -------
Net income (loss) before provision for income taxes    (561)     (124)   (2,218)   (1,522)

Provision for income taxes                                -         -         -         -
                                                    -------   -------   -------   -------
Net loss                                            $  (561)  $  (124)  $(2,218)  $(1,522)
                                                    =======   =======   =======   =======

Net loss                                            $  (561)  $  (124)  $(2,218)  $(1,522)
Preferred stock dividend requirement                    (50)      (50)     (150)     (150)
                                                    -------   -------   -------   -------
  Net loss applicable to common shares              $  (611)  $  (174)  $(2,368)  $(1,672)
                                                    =======   =======   =======   =======

Earnings (loss) per share
  Basic                                             $  (.03)  $  (.01)  $  (.11)  $  (.08)
  Diluted                                           $  (.03)  $  (.01)  $  (.11)  $  (.08)

Weighted average common shares outstanding
  Basic                                              21,559    20,850    21,457    20,247
  Diluted                                            23,640    22,931    23,538    22,328

                See accompanying notes to consolidated financial statements.

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (Unaudited)
                             (In thousands, except share data)
                                                               Sept. 30,    December 31,
Assets                                                           1998           1997
Current assets
  Cash                                                         $     28       $    95
  Short-term investments                                            302         1,117
  Accounts receivable, net                                        1,091           630
  Other current assets, net                                         349           318
                                                               --------      --------
    Total current assets                                          1,770         2,160

Property and equipment, net                                         745           775
Goodwill and other intangible assets, net of
    accumulated amortization of $394 and $135                     2,415         2,673
Other assets                                                         54            55
                                                               --------      --------

    Total assets                                               $  4,984      $  5,663
                                                               ========      ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                             $  1,684      $    665
  Notes payable and capital lease obligations                       807             -
  Accrued payroll and related benefits                              150           105
  Deferred revenue                                                  260           451
  Other accrued liabilities                                         250           367
                                                               --------      --------
    Total current liabilities                                     3,151         1,588

Capital lease obligations, net of current portion                    22             -
                                                               --------      --------
    Total liabilities                                             3,173         1,588
                                                               --------      --------

Commitments and contingencies                                         -             -

Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200
      shares issued and outstanding; aggregate liquidation
      preference of $475                                              1             1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                            1             1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                              1             1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    21,655,575 and 21,351,575 shares issued; 21,560,384 and
    21,256,384 shares outstanding                                   217           214
  Additional paid-in capital                                     61,447        61,357
  Accumulated other comprehensive income (loss)                    (273)         (134)
  Treasury stock, at cost; 95,191 shares                           (209)         (209)
  Retained deficit                                              (59,374)      (57,156)
                                                               --------      --------
    Total stockholders' equity                                    1,811         4,075
                                                               --------      --------
    Total liabilities and stockholders' equity                 $  4,984      $  5,663
                                                               ========      ========

                See accompanying notes to consolidated financial statements.

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                                    Nine Months Ended
                                                                      September 30,

                                                                   1998             1997

Cash flows from (used for) operating activities
  Net loss                                                       $(2,218)         $(1,522)

Adjustments to reconcile net income (loss) to net cash
  from (used for) operating activities
    Depreciation and amortization                                    544              184
    Gain on sale of MIMS technology                                    -             (489)
    (Gain) loss on sale of property and equipment                    (11)             116
    Increase in accounts receivable                                 (461)             (89)
    (Increase) decrease in other current assets                      (31)             207
    Increase in accounts payable                                   1,019               11
    Decrease in deferred revenue                                    (191)            (144)
    Decrease in accrued liabilities                                  (22)            (533)
                                                                 -------          -------
Net cash from (used for) operating activities                     (1,371)          (2,259)
                                                                 -------          -------
Cash flows from (used for) investing activities
    Proceeds from sale of property and equipment                      94               12
    Capital expenditures                                            (275)             (40)
    Other investing activities                                         -              109
    Purchase of Intrafed technology                                    -           (2,147)
                                                                 -------          -------
Net cash used for investing activities                              (181)          (2,066)

Cash flows from (used for) financing activities
    Proceeds from notes payable                                      767                -
    Proceeds from stock option exercises                              42                4
                                                                 -------          -------
Net cash from financing activities                                   809                4
                                                                 -------          -------
Net decrease in cash and equivalents                                (743)          (4,321)

Cash and equivalents, beginning of period                            771            6,330
                                                                 -------          -------
Cash and equivalents, end of period                              $    28          $ 2,009
                                                                 =======          =======







                See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    During 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. With these two acquisitions, Star is a provider of integrated products and services for commercial and government users involved in data capture, image capture and document imaging. These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances.

NOTE 1 - Financial Information

    The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Net income (loss) per share

    Basic and diluted net income (loss) per share were computed in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                                  Three Months Ended  Nine Months Ended
                                                     September 30,      September 30,
                                                   1998       1997     1998      1997

     Basic weighted average common shares         21,559     20,850   21,457    20,247

     Convertible preferred stock                   2,081      2,081    2,081     2,081
                                                  ------    -------   ------    ------
     Diluted weighted average common shares       23,640     22,931   23,538    22,328
                                                  ======    =======   ======    ======

     All outstanding stock options and warrants are anti-dilutive and are therefore, excluded from the computations of basic and diluted net income
(loss) per share.


NOTE 3 - Cash and Equivalents and Short-Term Investments

     Cash and equivalents include cash and short-term investments in commercial paper. Short-term investments in commercial paper, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. These investments totaled $0 and $676,000 at September 30, 1998 and December 31, 1997, respectively.

     At September 30, 1998 and December 31, 1997, other short-term investments include 92,800 shares of common stock of Lumisys, Inc. ("Lumisys") acquired from the sale of the Company's medical imaging archival technology in July 1997. The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.


NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $13,000 and $22,000 at September 30, 1998 and December 31, 1997,
respectively.

NOTE 5 - Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new disclosure requirements with respect to comprehensive income (loss) are as follows (in thousands):

                                               Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                                 1998     1997         1998      1997
     Comprehensive income (loss):

     Net loss, as reported                      $(561)   $(124)      $(2,218)   $(1,522)

     Unrealized gain (loss) on investment         (46)      38          (139)        38
                                                -----    -----       -------    -------
       Total comprehensive income (loss)        $(607)   $ (86)      $(2,357)   $(1,484)
                                                =====    =====       =======    =======

NOTE 6 - Notes Payable

     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by certain assets of the Company, carries interest at 12% per annum, is due in February 1999 and totalled $125,000 at September 30, 1998. The Director has the option to convert the note into shares of the Company's common stock if the note goes into default.

     In April 1998, the Company entered into a one-year $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At September 30, 1998, the Company had borrowed $284,000 under this line of credit and had $263,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     Also in April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At September 30, 1998, the Company had borrowed all that was currently available under this line of credit. Such borrowings totalled $243,000 at September 30, 1998.

     The Company has a secured promissory note with a vendor in the amount of $115,000 at September 30, 1998. The note bears interest of 9.5% per annum through September 1998, and 12% thereafter. The Company is currently in default with respect to its payment obligations under this note. The Company is working with the creditor to restructure the timing of remaining payments thereunder (see Note 7).

NOTE 7 - Liquidity

     The Company's net losses from operations and acquisitions to date have consumed substantial amounts of cash. Through the nine months ended September 30, 1998, the Company has used cash from operations of approximately $1.4 million. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenues or obtaining additional financing, the Company may be required to make additional reductions in operating expenses, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

     The Company is currently in default with respect to its payment obligations under a secured promissory note on which payment in the approximate principal amount of $115,000 remains payable. Such default has resulted in the creditor having the right to accelerate the balance due under the note and exercise other rights available under the law, including foreclosing on the computer equipment serving as collateral for such note. The Company is working with the creditor to waive any current defaults and to restructure the timing of remaining payments thereunder. There can be no assurances that such creditor will agree to waive all existing defaults and extend the timing of remaining payments due under the note. The existence of such default may also activate cross-default provisions under the Company's bank line of credit.

     In addition, the Company is delinquent in its payments due certain vendors to the Company. The Company has extended payment terms with certain vendors and continues to seek to extend payment terms from additional vendors. If unsuccessful, such parties may take actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

     In view of the Company's additional liquidity requirements, the Company is also continuing to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. To date, the Company has no commitments, agreements or understandings with respect to additional financing and there can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market in June 1998, investors may suffer a loss of liquidity in the shares of such stock and the Company may have difficulty raising funds in the capital markets. Further, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.

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

Corporate Repositioning

     During 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology, and through a newly-created operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. With these two acquisitions, Star is a provider of integrated products and services for commercial and government users involved in data capture, image capture and document imaging. These two acquisitions are part of the Company's long-term growth plan to build market presence in the document imaging market through strategic acquisitions and alliances.

Results of Operations

     Results of operations for the three and nine months ended September 30, 1998 are not directly comparable to the results of operations for the same prior-year period due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market.

Revenue

     Total revenue for the three months ended September 30, 1998 increased to $1,673,000, from $439,000 for the same period a year ago. Total revenue for the nine months ended September 30, 1998 increased to $4,357,000, from $717,000 for the same period a year ago.

     Product revenue was $837,000 and $160,000 for the three months ended September 30, 1998 and 1997, respectively, representing 50% and 36% of total revenue for such periods. Product revenue was $1,703,000 and $205,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 39% and 29% of total revenue for such periods. Product revenue consists of revenue from the sale of PowerScan and StageWorks software as well as computer hardware and scanning equipment.

     Service revenue was $836,000 and $279,000 for the three months ended September 30, 1998 and 1997, respectively, representing 50% and 64% of total revenue for such periods. Service revenue was $2,654,000 and $512,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 61% and 71% of total revenue for such periods. Service revenue consists of revenue from data entry and imaging services, maintenance, integration, installation, and systems training provided to the Company's customers.

     In the first nine months of 1998, the Company broadened its distribution strategy for its imaging software by expanding its presence within the channels and building strategic relationships with leading developers of workflow and document processing products. In this regard, the Company's PowerScan subsidiary continued to add to its growing list of Value Added Resellers ("VAR"), distributors and integrators that market the PowerScan and StageWorks software. In January 1998, the Company entered into a software purchase agreement with BancTec, Inc. for BancTec to purchase PowerScan and StageWorks software products and integrate them into a new microfilm-based digital capture product. BancTec has advised the Company that delivery under this agreement is now expected to commence in the first quarter of 1999. There can be no assurance that these arrangements or agreements will result in substantial sales.

Cost of Revenue

     Cost of product revenue was $302,000 and $28,000 for the three months ended September 30, 1998 and 1997, respectively representing 36% and 18% of total product revenue in the respective periods. Cost of product revenue was $503,000 and $191,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 30% and 93% of total product revenue in the respective periods. Cost of product revenue primarily includes costs associated with the purchase of hardware products and scanning equipment for resale. The cost of product revenue as a percentage of product revenue varies from period to period depending on the ratio of software revenue, which has a significantly lower cost than hardware revenue.

     Cost of service revenue was $608,000 and $96,000 for the three months ended September 30, 1998 and 1997, respectively, representing 73% and 34% of total service revenue in the respective periods. Cost of service revenue was $1,895,000 and $391,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 71% and 76% of total service revenue in the respective periods. The increase in the dollar amount of cost of service revenue is primarily attributable to an increase in compensation and related benefits, non-employee labor costs and third party maintenance contracts.

Research and Development

     Research and development ("R&D") expense consists primarily of: compensation and related benefits; the use of independent contractors for development projects; and an allocated portion of general overhead costs, including occupancy. At September 30, 1998, the research and development staff consisted of 10 employees and contractors. The majority of product R&D expense for the current quarter and nine months relates to on-going product enhancements. R&D expense was $182,000 and $203,000 for the three-month period ended September 30, 1998 and 1997, respectively, representing 11% and 46% of total revenue in the respective periods. R&D expense was $589,000 and $667,000 for the nine-month period ended September 30, 1998 and 1997, respectively, representing 14% and 93% of total revenue in the respective periods. The decrease in the dollar amount of R&D expense for the three- and nine-month periods ended September 30, 1998 compared to the same period of the prior year is primarily attributable to the Company's sale in July 1997 of its medical imaging technology, offset in part by R&D expense associated with the Company's document imaging software, acquired in July 1997. The decrease as a percentage of total revenue is due to the Company's corporate repositioning and the resultant increased revenue. The Company believes that R&D expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to increase and continue to constitute a significant percentage of revenue.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense consists primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. SG&A expense for the three months ended September 30, 1998 was $1,136,000, compared to $794,000 for the same period a year ago. SG&A expense for the nine months ended September 30, 1998 was $3.6 million, compared to $1.8 million for the same period a year ago. The increase in the dollar amount of SG&A expense is primarily due to the additional SG&A expense associated with the Company's new PowerScan and CDT subsidiaries, offset in part by the elimination of certain costs associated with the Company's former medical imaging business.

Interest and Other Income

     During the three and nine months ended September 30, 1998, the Company incurred $19,000 and $28,000, respectively, of net interest expense. During the three and nine months ended September 30, 1997, the Company earned $69,000 and $212,000, respectively, of net interest income.

     Other income for the three and nine months ended September 30, 1998 was $13,000 and $15,000, respectively. For the three and nine months ended September 30, 1997, other income totalled $489,000 and $637,000 and included the gain on the sale of the Company's medical imaging archival technology in July 1997.

Net Loss

     The net loss for the three months ended September 30, 1998 was $561,000 ($.03 per share) compared with a net loss of $124,000 ($.01 per share) for the same period of the prior year. The net loss for the nine months ended September 30, 1998 was $2.2 million ($.11 per share) compared with a net loss of $1.5 million ($.08 per share) for the same period of the prior year. The net loss is due primarily to the corporate repositioning of the Company, and the associated integration of the document imaging operations acquired as a result of the two acquisitions discussed above. In spite of the net loss, management continues to believe that the document imaging market is a significant market. Management believes it has made investments in the talent and technology necessary to establish the Company in this marketplace. However, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

Liquidity and Capital Resources

     At September 30, 1998, the Company had $28,000 of cash and equivalents and $263,000 borrowing availability under its credit facilities discussed below. The Company had a net cash outflow from operating activities of $1.4 million for the nine months ended September 30, 1998.

     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by certain assets of the Company, carries interest at 12% per annum, is due in February 1999 and totalled $125,000 at September 30, 1998. The Director has the option to convert the note into shares of the Company's common stock if the note goes into default.

     In April 1998, the Company entered into a one-year $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At September 30, 1998, the Company had borrowed $284,000 under this line of credit and had $263,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     Also in April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At September 30, 1998, the Company had borrowed all that was currently available under this line of credit. Such borrowings totalled $243,000 at September 30, 1998.

     The Company has a secured promissory note with a vendor in the amount of $115,000 at September 30, 1998. The note bears interest of 9.5% per annum through September 1998, and 12% thereafter. The Company is currently in default with respect to its payment obligations under this note. Such default has resulted in the creditor having the right to accelerate the balance due under the note and exercise other rights available under the law, including foreclosing on the computer equipment serving as collateral for such note. The Company is working with the creditor to waive any current defaults and to restructure the timing of remaining payments thereunder. There can be no assurances that such creditor will agree to waive all existing defaults and extend the timing of remaining payments due under the note. The existence of such default may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.

     In addition, the Company is delinquent in its payments due certain vendors to the Company. The Company has extended payment terms with certain vendors and continues to seek to extend payment terms from additional vendors. If unsuccessful, such parties may take actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

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

     In view of the Company's additional liquidity requirements, the Company is also continuing to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. To date, the Company has no commitments, agreements or understandings with respect to additional financing and there can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market in June 1998, investors may suffer a loss of liquidity in the shares of such stock and the Company may have difficulty raising funds in the capital markets. Further, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.

     The Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrue dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on Preferred Stock total $425,000 as of September 30, 1998.
                                    -12-

Year 2000 Disclosure

     The Company's software products are Year 2000 compliant as long as the operating system on which they are used is Year 2000 compliant. The Company has made reasonable effort to ensure that the third-party software sold with its products is Year 2000 compliant. Based upon its efforts, the Company is confident that its use of third-party software will have no effect on its software products' ability to meet Year 2000 requirements.

     With respect to its internal computer systems, the Company's Year 2000 corrective actions include reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues with respect to its internal systems and does not believe that the cost of such action will have a material adverse effect on its financial condition or results of operations. Although the Company is not aware of any material operational issue or costs associated with preparing its internal systems for the Year 2000, the failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

     (b) Reports on Form 8-K.

         On August 17, 1998, the Company filed with the Commission a Current Report on Form 8-K, dated August 17, 1998, regarding the delisting of the Company's common stock from the Nasdaq SmallCap Market.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STAR TECHNOLOGIES, INC.


Dated:  November 16, 1998        /s/ Brenda A. Potosnak
                                 Brenda A. Potosnak
                                 Vice President of Finance and
                                 Administration, Secretary, Treasurer
                                 and Chief Financial Officer

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