Form 10-K405
period 1998-12-31
STAR TECHNOLOGIES INC
filed 1999-04-15
CIK 733871

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Fiscal Year Ended                          Commission File Number 0-13318
December 31, 1998


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

Securities registered pursuant        None
to Section 12(b) of the Act:

Securities registered pursuant        Common Stock, $.01 par value
to Section 12(g) of the Act:              (Title of each class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

                           Yes   X         No

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1999 was $5,255,000 based on the closing sale price as reported by the OTC Bulletin Board. 22,060,384 shares of Common Stock were outstanding as of March 24, 1999.

Document incorporated by reference:

1. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting to be held May 20, 1999, are incorporated by reference into Part III of this Report on Form 10-K.


                                   PART I

     This annual report on Form 10-K for the year ended December 31, 1998 contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) that are subject to risks and uncertainties. Forward-looking statements relate to, among other things: (1) the outcome of our growth strategy, (2) anticipated new product introductions and market acceptance, (3) future liquidity and capital expenditures, (4) the ability to obtain financing and service debt and other obligations, and (5) the projected growth of the document imaging industry. You may identify these statements by forward-looking words such as "may," "will," "expects," "anticipates," "believe," "estimate," "plan," "scheduled," "potential," and similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that we will achieve these expectations. Our actual results and events may differ materially from what we currently expect. Important factors that could cause our actual results to differ materially from the forward-looking statements in this annual report on Form 10-K are set forth in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this annual report on Form 10-K. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1.  Business

GENERAL

     Star Technologies, Inc. ("Star" or the "Company") provides products and services for government and commercial users involved in data capture, image capture and document imaging. Its PowerScan, Inc. ("PowerScan") subsidiary develops image capture and image processing software and services. Its Curran Data Technologies, Inc., ("CDT") subsidiary provides full-service data entry and document imaging services. Star's long-term growth plan is to build market presence in the document imaging market by forging key strategic and marketing alliances, developing new products and capabilities, and through strategic acquisitions and technology partnerships.

Products and Services
     On July 30, 1997, PowerScan acquired certain assets and software technology for high-speed, high-volume document capture and processing from Intrafed, Inc. (See Note 3 to the consolidated financial statements.) The technology purchased included PowerScan(R) and StageWorks(R), document capture and image processing software.
     PowerScan(R) is a leading software for high-speed and high volume document capture. This easy-to-use, off-the-shelf document imaging software drives and controls image scanners with a single, common user interface.
This gives the software the flexibility to operate with scanners produced by leading manufacturers - from Bell & Howell, BancTec, Fuji, Fujitsu, Kodak, Panasonic, Ricoh, Siemens-CGK and others - at the rated speed of the scanner. PowerScan runs on the Windows/NT platform. Its scanning and viewing features provide quality, high-speed images with the ability to view every nth image for image quality. PowerScan software provides access to most scanner features, and lets the user index batches and perform visual quality checks during scanning.
     StageWorks is a post-scan, image processing system that provides advanced image processing functions, called stages, in a single system. Some of these stages include quality control, image enhancement, optical character recognition, indexing and formatting. The StageWorks system is scalable from a single-user system to a multi-user, networked system as the customer's needs expand, while maintaining the same user interface. The StageWorks family of products includes Desktop, Office and Industrial. Desktop and Office are single-user systems. Desktop is an entry-level solution for low-end volume applications. Office allows the operator to add specialized functions, such as Bates numbering or Bar Code reading. Industrial is a networked system that automatically transfers image batches from stage-to-stage (StageFlow(TM)). Industrial can process multiple image batches through many StageFlows simultaneously. StageWorks also operates on the Windows/NT platform.
     In April 1999 at the Association for Information and Image Management
(AIIM) annual Conference, PowerScan will be introducing Integrated Digital Environment Access ("IDEA"), an important new family of software products for the capture and processing of digital objects in a fully integrated environment. IDEA was built specifically for the way businesses communicate and manage knowledge in today's digital economy. In today's information collection solutions, capturing business documents alone is not enough.
These solutions must deal seamlessly with data from scanners, faxes, e-mail, electronic forms as well as digital input from video, voice and audio files, and then be able to further process those objects in an integrated environment. IDEA is designed to address such user requirements to provide an integrated platform for the processing of digital objects. With IDEA, users will now be able to capture and process not only paper and film, but also other digital objects such as audio, visual, and electronic objects, in a single, integrated environment. Using the digital object as the basic building block in the system, users can quickly and easily "snap in" additional capture technologies such as forms and item processing. The system is Windows/NT based and was designed and developed using COM/DCOM object programming. IDEA is distinguished by its use of non-proprietary ODBC databases. The Company anticipates shipping the first production units in early May 1999.
     In October 1997, Star acquired CDT, a data entry and document imaging services company located in Indianapolis, Indiana. (See Note 3 to the consolidated financial statements.) CDT's comprehensive services include: data entry, image assisted data entry, also referred to as key from image, forms processing and reject repair, backfile conversion, automated data entry via Optical Character Recognition ("OCR")/Intelligent Character Recognition ("ICR"), document imaging, EDI telecommunications, scanning and archival storage and retrieval. Organizations in the private and public sectors use CDT for a broad range of image and data capture applications, including the processing of medical and insurance claims, state taxes, customer orders, loan and mortgage applications, and personnel records, among other applications.

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

CUSTOMERS

     Star has more than 500 installations, in the private and public sectors, for its PowerScan and StageWorks software which perform a broad range of cross-industry applications including claims processing, litigation support, intelligence analysis and records management. The Company's software solutions are used worldwide by a wide range of commercial and government customers. The Company's data entry services provide processing for medical and insurance claims, state taxes, order processing, loan and mortgage applications, and personnel records, among other applications.
     No single customer accounted for more than 10% of the Company's consolidated revenue for the year ended December 31, 1998.

SALES, MARKETING AND DISTRIBUTION

     Star markets and distributes its products and services through independent distributors, value-added resellers ("VARs"), integrators, OEMs and its own direct sales force. Sales teams are organized geographically, as well as by certain vertical markets and applications. The Company has expanded its sales force geographically by opening sales offices in Houston, Dallas, Los Angeles and Boston. Additional offices are planned for Chicago and Atlanta. The Company intends to strengthen its distribution channel by increasing the number of VARs, distributors and integrators who will integrate the Company's products into their end users applications. The Company has established relationships with OEMs who offer the Company's software products with their scanners using their own direct and channel distribution sales forces. The Company has targeted additional OEMs with which it will attempt to establish similar relationships over the next fiscal year. The Company expects sales and marketing expenses will continue to increase in the future as the Company expands its marketing programs and sales coverage of key markets.

PRODUCT MAINTENANCE AND CUSTOMER SERVICE

     Star believes that responsive technical support of its products and customer service is essential to support customer requirements. The Company has an internal customer service department that handles installation, maintenance and service requirements. The Company provides product maintenance and support on a contractual basis through both telephone and on-site support. The majority of inquiries are handled by telephone, with visits to the customer's facilities as needed. Customers with software maintenance coverage receive unspecified when-and-if deliverable software upgrades from the Company. In addition, the Company provides its resellers with product support and comprehensive training programs.
     To the extent that the installed base of its products grows, the Company anticipates that the customer service function will become a more significant source of recurring revenue. Costs incurred by the Company to supply maintenance and support services are charged to cost of revenue. The Company currently provides a warranty of 90 days on its software. The Company has not experienced any significant maintenance problems or unusual warranty expenses to date.

     Maintenance and customer service revenue as a percentage of total revenue was approximately 22% for the year ended December 31, 1998 ("fiscal 1998"), 44% for the nine months ended December 31, 1997; and 45% for the year ended March 31, 1997 ("fiscal 1997"). The lower percentage for the year ended December 31, 1998 is due to higher total revenue.

BACKLOG

     Star typically ships its product within a short period of time after acceptance of orders, which is common in the software industry. The Company's service operation typically operates under contracts for a specified time period or on a project-oriented basis. Accordingly, the Company does not consider its level of backlog to be a significant or important indicator of future revenue or earnings.

RESEARCH AND DEVELOPMENT

     Star is committed to technological development to enhance its existing software products and services, to maintain the competitiveness of its products and services, and to develop or acquire software products that satisfactorily meet user needs. The Company reviews customer feedback on its existing products and works with customers and potential customers to anticipate future functionality requirements, as part of its product development efforts.
     Research and development expenditures totaled $865,000 in fiscal 1998, $601,000 for the nine months ended December 31, 1997, and $1.1 million in fiscal 1997. The Company currently expenses all software development costs. The Company anticipates that it will continue to make substantial investments in its research and development activities.

COMPETITION

     The document imaging market is highly competitive and characterized by rapid technological advances. Frequent new product introductions and enhancements, increased capabilities and applications, and improvements in the relative price/performance of available products and services are common in the industry. Other important competitive factors include product and service quality, reliability, and ease of use, marketing and distribution capability, and post-sale support.
     Star has a number of current and potential competitors for its products and services, many of which have significantly greater financial, technical, marketing and other resources than does the Company. The Company expects additional competition from other established and emerging companies as the document imaging market continues to develop and expand. The Company's principal competitors for its software products include Kofax Image Products, Inc. and Input Software, Inc. A significant source of competition for its service revenue is the in-house document handling capability of the Company's targeted client base, as well as numerous outsourcing and data entry companies. The Company expects that competition will increase as a result of, among other things, software industry consolidations. Increased competition could result in additional price reductions, reduced margins and loss of market share, which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

PROPRIETARY RIGHTS

     Star considers many of the principal elements of the design of its software to be valuable trade secrets and confidential proprietary information. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. In certain limited circumstances, the Company has obtained, and plans to continue to seek, patents on certain of its proprietary products and components. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections may not preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that such claims will not require the Company to enter into royalty arrangements or result in costly litigation. Because the document imaging industry is characterized by rapid technological change, the Company believes that factors such as the technological expertise and creative skills of its personnel, new product developments, frequent product and service enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than various legal protections of its technology.

PERSONNEL

     At March 12, 1999, Star had 168 full- and part-time employees and contractors, of which 16 were engaged in engineering and research and development; 9 in marketing and sales; 128 in service and operations; and 15 in general management, finance and administration.

EXECUTIVE OFFICERS

     Star's executive officers are as follows:

     Name                   Age   Position
     -----------------------------------------------------------------------
     Robert C. Compton      51    Chairman of the Board, President
                                     and Chief Executive Officer
     Carol L. Curran        54    Executive Vice President,
                                     President, CDT, Inc.
     Curtis D. Abel         63    Vice President,
                                     President, PowerScan, Inc.
     Brenda A. Potosnak     36    Vice President of Finance & Administration,
                                     Chief Financial Officer, Treasurer &
                                     Secretary
     Philip A. Cannon       52    Vice President of Technology

     Robert C. Compton was elected Chairman of the Board in March 1990; he has served as Chief Executive Officer since October 1989, and as President since June 1988. Formerly, he served as Executive Vice President and Vice President - Finance, Administration and Corporate Development. Prior to joining the Company in 1985, he served for 17 years in various management, financial and corporate auditing positions at General Electric Company.

     Carol L. Curran was appointed an Executive Vice President of Star and President of Curran Data Technologies in October 1997. She founded CDT in 1988 and served as its Chief Executive Officer until the sale of CDT to Star in October 1997. Previously, she was a division manager for Anacomp from 1980 to 1988. She has been in the document processing business for more than 25 years.
     Curtis D. Abel was appointed a Vice President of Star and President of PowerScan in April 1998. Mr. Abel has over 30 years of experience with successful imaging and computer companies. Before joining PowerScan, Mr. Abel was Vice President of Sales and Marketing of Mitek Systems, Inc. Prior to his association with Mitek Systems, Mr. Abel was Vice President of Sales and Marketing at Recognition Research, Inc., Scan-Optics, Inc., Intrafed, Inc. and Motorola Computer Systems.
     Brenda A. Potosnak was appointed Vice President and Chief Financial Officer in August 1996. She has served as Treasurer and Secretary since March 1995. Previously, she served as Controller and Principal Accounting Officer. Prior to joining the Company in November 1992, she served as Controller at Sporting Life, Inc. from 1991 to 1992 and as Assistant Controller at Kay Jewelers, Inc. from 1988 to 1990. Prior to that, she was an auditor with Arthur Young & Co.
     Philip A. Cannon was appointed Vice President of Technology in May 1998. Previously, he served as Director of Business Development, and was involved with Star's business refocus from the medical imaging market to the broader document imaging market. Prior to that, he managed Star's successful OEM relationship with GE Medical Systems for more than a decade. In the early 1980's, he was involved in the development of Star's initial array processor product, a specialized high-speed computer used for high-performance data and image processing applications. Mr. Cannon joined the Company in 1981.

RISK FACTORS

Potential Inability to Finance Future Capital Needs; Operating Losses
     Star's operations and acquisitions to date have consumed substantial amounts of cash. The Company incurred operating losses of $3.0 million, $2.2 million and $4.3 million for the fiscal year ended December 31, 1998, for the nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997, respectively. The Company spent $2.4 million in connection with the acquisition of PowerScan and CDT in the nine months ended December 31, 1997. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenue or obtaining additional financing, the Company may be required to make additional reductions in operating expenses or sell certain assets, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.
     As of March 31, 1999, the Company has received $225,000 from its officers and directors for short-term cash requirements. (See Management's Discussion and Analysis - Liquidity.) In March 1999, the Company sold its internet domain name, star.com, for $125,000. In view of the Company's additional liquidity requirements, the Company may continue to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. There can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs.

Limited Software Operating History; Future Operating Results Uncertain
     Star has operated in the document imaging market since July 1997. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. The Company has not achieved operating profitability and has incurred operating losses in each quarter from its entry into the document imaging market through the quarter ending December 31, 1998. The Company expects to continue to devote substantial resources to research and development and sales and marketing and as a result will need to achieve significant quarterly revenue to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1999 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenue generally has increased in recent periods, there can be no assurance that the Company's revenue will grow in future periods, that it will grow at historical or market rates or that the Company will become profitable on a quarterly or annual basis in the future.

Concentration of Business In Document Imaging Market
     Substantially all of Star's revenue in the foreseeable future will be attributable to sales of document imaging products and services. The document imaging market is a rapidly evolving market, and it may not continue to grow at all or at historical rates. If the document imaging market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition could be materially and adversely affected.

Product Concentration
     The Company currently expects the sale of its software products to account for a substantial amount of the Company's revenue and revenue growth for the foreseeable future. The Company's future operating results are, therefore, heavily dependent upon continued market acceptance of its imaging software products and enhancements to these products. Consequently, a decline in the demand for, or market acceptance of, the Company's imaging software products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

Probable Fluctuations in Operating Results
     Results for any period are not necessarily indicative of the results that Star may achieve for any subsequent period. Quarterly or annual results may vary materially as a result of a number of factors, including, among others: the size or timing of customer orders; the gain or loss of material customer relationships; the timing of new product or service introductions; changes in pricing policies by the Company, its competitors or suppliers; market acceptance of new or enhanced products or services of the Company; delays in the introduction of new products or product enhancements by the Company, the Company's competitors or other providers of hardware or software for the document imaging market; and fluctuations in general economic conditions. In addition, since a significant portion of the Company's service revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in the Company's results of operations for particular periods. Any of these factors may cause the Company's results of operations in some future quarters to be below the expectations of securities analysts and investors or operating results of prior quarters, which could have a material and adverse effect on the market price of the Company's common stock.
     Because quarterly revenue is dependent largely on the volume and timing of orders received during such quarter, which may be difficult to forecast, and the Company's operating expenses are based in part on its estimate of future revenue, the Company may be unable to adjust its spending in a timely manner to compensate for a shortfall in revenue. Any significant decrease in customer orders, for any reason, could have an immediate material and adverse effect on the Company's business, operating results and financial condition.

Risks Associated With Acquisitions
     The Company's long-term growth plan includes building market presence in the document imaging market through strategic alliances and the acquisition of additional document imaging technologies or businesses that will complement its existing businesses. There can be no assurance that the Company will be able to pursue acquisitions without additional financing, that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to manage profitably its previously-acquired businesses or any additional businesses or to integrate successfully such businesses into the Company without substantial costs, delays or other problems. The Company's recent acquisitions involve, and any future acquisitions will involve, a number of risks commonly encountered in such transactions, including: difficulties associated with assimilating the personnel and operations of an acquired business; the Company's potential inability to achieve expected financial results or strategic goals for the acquired product line or business; the potential disruption of the Company's ongoing business; the diversion of significant management and other Company resources; adverse short-term effects on the Company's operating results; increased dependence on the retention, hiring and training of key personnel; and risks associated with unanticipated problems or legal liabilities. Some or all of these risks could have a material and adverse effect on the Company's business, operating results and financial condition.

Reliance on Key Personnel
     Star's operations are dependent on the continued efforts of its key technical and senior management personnel. The Company's operations are also dependent on its continuing ability to attract and retain highly qualified technical, managerial and operational personnel. Competition for such personnel is intense and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other qualified technical, managerial and operational personnel in the future. If any of these people is unable or unwilling to continue in his or her present role, or if the Company is unable to attract and retain other qualified personnel, the Company's business, operating results and financial condition could be materially and adversely affected.

Risk of Business Interruptions
     Certain of Star's service operations are performed at a single location and are dependent on continuous computer, electrical and telephone service. As a result, any interruption of such service would disrupt the Company's day-to-day operations and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that a fire, flood, power loss, telephone service loss or other event affecting one or more of the Company's facilities would not interrupt or disable these services. Any significant damage to any such facility or other failure that causes significant interruptions in the Company's operations may not be covered by insurance. Any uninsured or underinsured loss could have a material and adverse effect on the Company's business, operating results and financial condition.

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

Marketability of Common Stock
     In August 1998, the Company's common stock was delisted from the Nasdaq SmallCap Market. The Company's common stock is currently being traded on the Over The Counter ("OTC") Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol STRR.
     Because the Company's common stock is no longer listed on Nasdaq, trading in the Company's common stock is subject to certain rules promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), which impose additional disclosure and various sales practice requirements on broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Under Exchange Act Rule 15g-9 broker-dealers must, prior to selling a penny stock, (i) obtain from the investor information concerning the person's financial situation, investment experience and investment objectives, (ii) reasonably determine that transactions in penny stocks are suitable for such investor and that such investor (or such investor's independent adviser in the transaction) has sufficient knowledge and experience in financial matters so as reasonably to be expected to be capable of evaluating the risks of transactions in penny stocks, and (iii) deliver a written statement, which must be signed and returned to the broker-dealer by the investor, setting forth among other things the basis on which the broker-dealer approved the investor's account for the transaction. If the penny stock rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's common stock and the ability of purchasers of the Company's common stock to resell such stock in the secondary market.

Year 2000 Issues
     Star's software products are Year 2000 compliant as long as the operating system on which they are used is Year 2000 compliant. The Company has made reasonable efforts to ensure that the third-party software sold with its products is Year 2000 compliant. Based upon its efforts, the Company is confident that its use of third-party software will have no effect on its software products' ability to meet Year 2000 requirements.
     With respect to its internal computer systems, the Company's Year 2000 corrective actions include reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues with respect to its internal systems by the fourth quarter of 1999. The Company has not incurred significant costs to date and does not believe that the cost of additional actions will have a material adverse effect on its financial condition or results of operations. Contingency plans are being developed which include the purchase of off-the-shelf accounting software in the event existing systems cannot be corrected. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

Item 2.  Properties

     The Company leases approximately 12,000 square feet of office space in Indianapolis, Indiana under a lease expiring in June 2000; and 27,000 square feet of office space in Potomac, Maryland under a lease expiring in July 2005. The Company relocated its corporate headquarters from Sterling, Virginia to Potomac, Maryland in June 1998.

Item 3.  Legal Proceedings

     Star is from time to time a party to litigation arising in the normal course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.
Management believes that no currently pending or threatened actions will have a material and adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

     The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol STRR. At March 23, 1999, there were approximately 1,300 holders of record of the Company's common stock. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market in August 1998, investors may suffer a loss of liquidity in the shares of such stock. Accordingly, there is a limited public trading market for the Company's shares of common stock. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The table below represents the high and low closing prices of the common stock for the periods indicated during the last two fiscal years (in dollars).

                                                  Year ended         Nine months ended
                                               December 31, 1998     December 31, 1997*
                                               -----------------     ------------------
                                                High        Low       High       Low
--------------------------------------------------------------------------------------
First Quarter..............................    1-1/2         7/8     11/32       1/4
Second Quarter.............................    1-1/16        3/8     21/32       1/4
Third Quarter..............................      1/2        7/32     2-3/8      13/16
Fourth Quarter.............................      1/2        3/16     N/A         N/A

     The Company has never declared nor paid dividends on its common stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of its preferred stock and certain debt holders.
     In connection with its acquisition from Intrafed, Inc., of the PowerScan and StageWorks software, the Company issued in September 1998, to Intrafed, Inc., 180,000 shares and in August 1998, to Frans Kok, 195,000 shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company issued 325,000 shares, without registration under the Securities Act, in February 1999 to Intrafed as the final stock issuance in connection with the acquisition.
Such issuances of shares were exempt from registration pursuant to Section 4(2) of the Securities Act and represented the only unregistered issuances of the Company's securities during the period covered by this annual report on Form 10-K and during the first quarter of 1999.

*Effective December 31, 1997, the Company changed its fiscal year end from March 31st to December 31st. (See Note 1 to the consolidated financial statements.)

Item 6.  Selected Financial Data

     The following selected consolidated financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected financial data set forth below for the Company as of and for the year ended December 31, 1998, as of and for the nine months ended December 31, 1997, and as of and for the year ended March 31, 1997 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of and for the nine months ended December 31, 1996 are derived from the Company's unaudited financial statements, which are not included herein. The selected financial data set forth below for the Company as of March 31, 1996 and 1995 and for each of the years in the two-year period ended March 31, 1996 are derived from the audited consolidated financial statements not included elsewhere herein.

     Results of operations for the year ended December 31, 1998 are not directly comparable to the results of operations for prior periods due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market and the occurrence of other significant events since April 1, 1994.

                                          Nine months ended
                            Year ended      December 31,       Years ended March 31,
                            December 31,  -----------------  -------------------------
(In thousands, except          1998        1997*     1996     1997     1996      1995
  per share data)                                  (Unaudited)
                            ----------------------------------------------------------

Operations Statement Data:
   Revenue..................  $ 5,395     $ 1,706   $ 1,138  $ 1,247  $ 4,282  $21,623
   Operating income (loss)..  $(3,020)    $(2,196)  $(3,380) $(4,301) $(4,465) $   663
   Net income (loss)........  $(3,212)    $(1,552)  $ 3,331  $ 2,635  $(3,984) $ 1,193
   Net income (loss) per
     common share -
     assuming dilution......  $  (.16)    $  (.08)  $   .61  $   .58  $  (.02) $   .14

Balance Sheet Data:
   Working capital
     (deficit)..............  $(1,963)    $   482   $ 5,560  $ 5,094  $ 4,562  $ 9,399
   Property and equipment,
   net......................  $   685     $   775   $   392  $   271  $   502  $   698
   Total assets.............  $ 4,902     $ 5,663   $ 7,380  $ 6,031  $ 6,674  $13,020
   Total debt...............  $ 1,076     $    --   $    --  $    --  $    --  $    49
   Stockholders' equity.....  $ 1,133     $ 4,075   $ 6,096  $ 5,400  $ 5,208  $10,374

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

Overview
     During the nine-month period ended December 31, 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through its operating subsidiary, PowerScan, Inc. ("PowerScan"), acquired document imaging and processing technology as its entry into this broader market. Additionally, in October 1997, Star acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. See Notes 3 and 6 to the consolidated financial statements. With these two acquisitions, Star provides products and services for government and commercial users involved in data capture, image capture and document imaging.
     Results of operations for the year ended December 31, 1998 are not directly comparable to the results of operations for prior periods due to the repositioning of the Company's line of business from the medical imaging market to the document imaging market and the occurrence of other significant events during prior periods.

Results of Operations - Fiscal Year Ended December 31, 1998 Compared to
                        Twelve Months Ended December 31, 1997 (Unaudited)

     Revenue for the year ended December 31, 1998 was $5.4 million, which represents the first full year of revenue from sales of the document imaging products and services acquired during 1997. (See Note 3 to the consolidated financial statements.) Revenue for the twelve months ending December 31, 1997 was $1.8 million, of which $1.4 million was from sales of the document imaging products and services, with the balance from customer service revenue on the Company's older medical imaging products.
     Product revenue was $2.1 million and $670,000 for the twelve months ended December 31, 1998 and 1997, respectively, representing 40% and 37% of total revenue for such periods. Product revenue consists of revenue from the sale of PowerScan and StageWorks software as well as computer hardware and scanning equipment. Service revenue was $3.3 million and $1.1 million for the twelve months ended December 31, 1998 and 1997, respectively, representing 60% and 63% of total revenue for such periods. Service revenue consists of revenue from data entry and imaging services, maintenance, integration, installation and systems training provided to the Company's customers. For the twelve months ended December 31, 1997, service revenue also included customer service revenue on the Company's older medical imaging products.
     Cost of revenue for the twelve months ended December 31, 1998 and 1997 was $3 million, or 55% of total revenue, and $1.1 million, or 62% of total revenue, respectively. The cost of revenue as a percentage of total revenue varies from period to period depending on the ratio of software revenue, which has a significantly lower cost than hardware revenue and revenue from data entry and imaging services.
         Cost of product revenue was $613,000 and $308,000 for the twelve months ended December 31, 1998 and 1997, respectively, representing 29% and 46% of total product revenue in the respective periods. Cost of product revenue primarily includes costs associated with the purchase of hardware products and scanning equipment for resale. The Company purchases such items at the customer's request and does not stock an inventory of such items.
Cost of service revenue was $2.4 million and $814,000 for the twelve months ended December 31, 1998 and 1997, respectively, representing 73% and 71% of total service revenue in the respective periods. Cost of service revenue primarily includes compensation and related benefits, non-employee labor costs and other direct costs associated with the Company's data entry and imaging services.
     Research and development ("R&D") expense consists primarily of: compensation and related benefits; the use of independent contractors for development projects; and an allocated portion of general overhead costs, including occupancy. At December 31, 1998, the research and development staff consisted of 16 employees and contractors. The majority of product R&D expense for the year relates to new product development and on-going product enhancements. R&D expense was $865,000 and $838,000 for the twelve months ended December 31, 1998 and 1997, respectively, representing 16% and 46% of total revenue in the respective periods. The Company currently expenses all software development costs. The decrease as a percentage of total revenue is due to the Company's corporate repositioning and the resultant increased revenue. The Company believes that R&D expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to increase and continue to constitute a significant percentage of revenue.

     Marketing and sales expense consists primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's marketing and sales personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. Marketing and sales expense for the twelve months ended December 31, 1998 was $1.6 million, compared to $1.1 million for the same period a year ago. The increase in the dollar amount of marketing and sales expense is primarily due to the additional marketing and sales expense associated with the Company's new PowerScan and CDT subsidiaries, offset in part by the elimination of certain costs associated with the Company's former medical imaging business. The Company expects sales and marketing expense will continue to increase in the future as the Company continues to expand sales and marketing programs related to its software products and services.
     General and administrative ("G&A") expense consists primarily of compensation and related benefits related to the Company's executive, administrative and financial personnel; professional expenses including accounting, legal and consulting and corporate expenses, including public company expenses and other business expenses. G&A expense for the twelve months ended December 31, 1998 was $3.0 million, compared to $1.9 million for the same period a year ago. The increase in the dollar amount of G&A expense is primarily due to additional G&A expense associated with the Company's new subsidiaries, including compensation and occupancy costs, as well as severance costs, incurred in fiscal 1998, associated with the departure of an officer of the Company. During the year, the Company completed restructuring activities which included consolidation of its corporate headquarters with its PowerScan subsidiary in the third quarter of 1998 and a reduction of G&A personnel by 30%.
     During the twelve months ended December 31, 1998, the Company incurred $53,000 of net interest expense. During the twelve months ended December 31, 1997, the Company earned $236,000 of net interest income.
     Other expense for the twelve months ended December 31, 1998 was $139,000, which includes a loss of $120,000 representing an other than temporary decline in the market value of its Lumisys investment. For the twelve months ended December 31, 1997, other income totaled $633,000 and included the gain on the sale of the Company's medical imaging archival technology in July 1997.
     The net loss for the twelve months ended December 31, 1998 was $3.2 million compared with a net loss of $2.2 million for the twelve months ended December 31, 1997. The net loss is due primarily to the corporate repositioning of the Company, and the associated integration of the document imaging operations acquired as a result of the two acquisitions discussed above. In spite of the net loss, management continues to believe that the document imaging market is a significant market. Management believes it has made investments in the talent and technology necessary to establish the Company in this marketplace. However, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenue.

Results of Operations - Nine Months Ended December 31, 1997 Compared to Nine
                        Months Ended December 31, 1996 (Unaudited)

     Revenue for the nine months ended December 31, 1997 was $1.7 million, primarily from sales of the new document imaging products and services acquired, as well as customer service revenue on the older medical imaging products. Revenue for the nine months ended December 31, 1996 was $1.1 million and primarily consisted of customer service revenue on medical imaging products. The Company's customer service revenue as a percentage of total revenue was approximately 44% and 40% for the nine months ended December 31, 1997 and 1996, respectively.

     R&D expense for the nine-month period ended December 31, 1997 decreased 33% from the comparable period in 1996 primarily due to the sale of the Medical Image Management Systems ("MIMS") technology in July 1997, offset partially by additional R&D expense associated with the document imaging software.
     Marketing and sales expense for the nine months ended December 31, 1997 increased 19% from the same prior-year period due to additional marketing and sales expense associated with the new PowerScan and CDT subsidiaries. The increase was offset partially by lower costs, primarily relating to the sale of the MIMS technology in July 1997.
     G&A expense decreased 19% for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. The decrease is primarily attributable to lower professional fees, including legal fees, company-wide cost reductions, and reduced corporate facility costs due to the reduction of the Company's leased corporate facility space for which the Company incurred a one-time expense in the nine months ended December 31, 1996. The decrease is offset in part by additional G&A expense associated with the new PowerScan and CDT subsidiaries.
     During the nine months ended December 31, 1997 and 1996, the Company earned $157,000 and $495,000, respectively, of interest income. Interest income for the nine months ended December 31, 1996 included approximately $276,000 of interest received on the GEMS arbitration settlement.
     Other income for the nine months ended December 31, 1997 totaled $487,000 and is primarily related to the gain on the sale of the MIMS technology. (See Note 6 to the consolidated financial statements.) For the nine months ended December 31, 1996, other income totaled $6.2 million and included the GEMS arbitration award of $9.1 million, excluding interest, offset by the settlement of a patent infringement lawsuit of $2.9 million. (See Note 4 to the consolidated financial statements.)

Liquidity and Capital Resources

     The Company's net losses from operations and acquisitions to date have consumed substantial amounts of cash. At December 31, 1998, the Company had a working capital deficit of $2.0 million. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenue or obtaining additional financing, the Company may be required to make additional reductions in operating expenses or sell certain assets, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.
     In April 1999, the Company entered into a $175,000 two-month subordinated note agreement with an officer of the Company. The note is secured by certain assets of the Company, carries interest at 10% per annum and is due June 1999.
     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by certain assets of the Company and totaled $125,000 at December 31, 1998. The note, originally due in February 1999, was extended until August 1999. The note bears interest at 12% through February 1999 and 10% thereafter. The Director has the option to convert the note into shares of the Company's common stock, at a 30% discount at the date of conversion, if the note is not repaid on the maturity date.

     In April 1998, the Company entered into a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At December 31, 1998, the Company had borrowed $510,000 under this line of credit and had $160,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.
     Also in April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At December 31, 1998, the Company had borrowed all that was currently available under this line of credit. Such borrowings totaled $264,000 at December 31, 1998. The Company anticipates renewing the line of credit at the end of April 1999.
     The Company has a secured promissory note with a vendor in the amount of $114,000 at December 31, 1998. The note bears interest of 9.5% per annum through September 1998, and 12% thereafter. The Company is currently in default with respect to its payment obligations under this note. Such default has resulted in the creditor having the right to accelerate the balance due under the note and exercise other rights available under the law, including foreclosing on CDT's essential computer equipment serving as collateral for such note. The Company is working with the creditor to restructure the timing of remaining payments thereunder. There can be no assurances that such creditor will agree to waive all existing defaults and extend the timing of remaining payments due under the note. The existence of such default may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.
     In addition, the Company is delinquent in its payments due many vendors and service providers of the Company. Certain vendors have taken actions against the Company, including initiating collection proceedings. The Company has extended payment terms with most of these vendors as well as others and continues to seek to extend payment terms from additional vendors and service providers. If unsuccessful, such parties may take further actions against the Company, including the termination of their relationship with the Company or the initiation of legal proceedings.
     In view of the Company's additional liquidity requirements, the Company is also continuing to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. To date, the Company has no commitments, agreements or understandings with respect to additional financing and there can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market in June 1998, investors may suffer a loss of liquidity in the shares of such stock and the Company may have difficulty raising funds in the capital markets. Further, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.
     The Company's Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrues dividends at a rate of 10% per annum.
To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock totaled $475,000 as of December 31, 1998. The Company does not intend to declare any dividend on the Preferred Stock or Common Stock and intends to retain any future earnings to finance the expansion and development of its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of the Preferred Stock and certain debt holders.
     The Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of goodwill to future net cash flows expected to be generated from the acquired business. Since the acquisition, the Company has generated losses and negative cash flows.
In the event the Company remains unprofitable, the PowerScan goodwill could be impaired. The Company will continue to re-evaluate such recoverability of the PowerScan goodwill during each quarter of 1999. If the asset is considered to be impaired, the Company will write down the asset by the amount by which the carrying amount of the asset exceeds fair value. No impairment was determined at December 31, 1998 based on this analysis.
     Capital expenditures for the fiscal year ended December 31, 1998, for the nine months ended December 31, 1997, and for the fiscal year ended March 31, 1997 were $280,000, $223,000, and $80,000, respectively. Capital expenditures for the year ended December 31, 1998 and for the nine months ended December 31, 1997 were primarily for technology infrastructure enhancements for CDT.

Year 2000 Disclosure
     The Company's software products are Year 2000 compliant as long as the operating system on which they are used is Year 2000 compliant. The Company has made reasonable efforts to ensure that the third-party software sold with its products is Year 2000 compliant. Based upon its efforts, the Company is confident that its use of third-party software will have no effect on its software products' ability to meet Year 2000 requirements.
     With respect to its internal computer systems, the Company's Year 2000 corrective actions include reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues with respect to its internal systems by the fourth quarter of 1999. The Company has not incurred significant costs to date and does not believe that the cost of additional actions will have a material adverse effect on its financial condition or results of operations. Contingency plans are being developed which include the purchase of off-the-shelf accounting software in the event existing systems cannot be corrected. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk-Interest
          Risk

     The Company is exposed to short-term market risks associated with interest rate changes as a result of its lines of credit and short-term debt used to fund the Company's operations. At December 31, 1998, substantially all of the Company's debt is current. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Item 8.  Financial Statements and Supplementary Data

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Star Technologies, Inc.:

     We have audited the consolidated financial statements of Star Technologies, Inc. and subsidiaries listed in the accompanying index appearing under Item 14(a) on page 39. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the nine months ended December 31, 1997 and for the year ended March 31, 1997, in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and is currently in default on certain loan agreements as of December 31, 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         KPMG LLP
McLean, Virginia
March 31, 1999

Consolidated Statements of Operations
(In thousands, except per share data)
                                                           Nine months ended
                                            Year ended        December 31,     Year ended
                                            December 31,   -----------------    March 31,
                                                1998         1997       1996      1997
                                                                     (Unaudited)
----------------------------------------------------------------------------------------
Revenue
    Products..............................   $ 2,139      $   660     $   678   $   688
    Services..............................     3,256        1,046         460       559
----------------------------------------------------------------------------------------
                                               5,395        1,706       1,138     1,247
----------------------------------------------------------------------------------------
Cost of revenue
    Products..............................       613          173         558       693
    Services..............................     2,375          628         339       525
----------------------------------------------------------------------------------------
                                               2,988          801         897     1,218
----------------------------------------------------------------------------------------
Gross margin..............................     2,407          905         241        29
----------------------------------------------------------------------------------------
Operating expenses
    Research and development..............       865          601         893     1,130
    Marketing and sales...................     1,593          876         734       952
    General and administrative............     2,969        1,624       1,994     2,248
----------------------------------------------------------------------------------------
                                               5,427        3,101       3,621     4,330
----------------------------------------------------------------------------------------
Operating income (loss)...................    (3,020)      (2,196)     (3,380)   (4,301)

Interest income (expense), net............       (53)         157         495       574
Other income (expense), net...............      (139)         487       6,216     6,362
----------------------------------------------------------------------------------------
Income (loss) before provision for
    income taxes..........................    (3,212)      (1,552)      3,331     2,635
Provision for income taxes................        --           --          --        --
----------------------------------------------------------------------------------------
Net income (loss).........................   $(3,212)     $(1,552)    $ 3,331   $ 2,635
========================================================================================

========================================================================================
Net income (loss).........................   $(3,212)     $(1,552)    $ 3,331   $ 2,635
Preferred stock dividend requirement......      (200)        (150)       (597)     (647)
Repurchase of preferred stock.............        --           --      10,580    10,580
----------------------------------------------------------------------------------------
Net income (loss) applicable to common
    shares................................   $(3,412)     $(1,702)    $13,314   $12,568
========================================================================================
Net income (loss) per common share
  Basic...................................   $  (.16)     $  (.08)    $   .67   $   .63
  Diluted.................................   $  (.16)     $  (.08)    $   .61   $   .58
Weighted average common shares outstanding
  Basic...................................    21,535       20,645      19,884    19,873
  Diluted.................................    21,535       20,645      21,996    21,985
========================================================================================
See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position                        At December 31,
(In thousands, except share data)                              -------------------------
                                                                   1998          1997
----------------------------------------------------------------------------------------
Assets
Current assets
    Cash......................................................  $     26       $    95
    Short-term investments....................................       394         1,117
    Accounts receivable, net..................................     1,178           630
    Other current assets......................................       176           228
----------------------------------------------------------------------------------------
    Total current assets......................................     1,774         2,070
Property and equipment, net...................................       685           775
Goodwill and other intangible assets, net
    of accumulated amortization of $479 and $135..............     2,329         2,673
Other assets                                                         114           145
----------------------------------------------------------------------------------------
    Total assets..............................................  $  4,902       $ 5,663
========================================================================================
Liabilities and Stockholders' Equity
Current liabilities
    Notes payable and capital lease obligations...............  $    919       $    --
    Notes payable to related parties..........................       125            --
    Accounts payable..........................................     1,712           665
    Accrued payroll and related benefits......................       147           105
    Deferred revenue..........................................       445           451
    Other accrued liabilities.................................       389           367
----------------------------------------------------------------------------------------
    Total current liabilities.................................     3,737         1,588
----------------------------------------------------------------------------------------
Capital lease obligations, net of current portion.............        32            --
Commitments and contingencies.................................        --            --
----------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated; 13,200
      shares issued and outstanding; aggregate
      liquidation preference of $475..........................         1              1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate
      liquidation preference of $1,192........................         1              1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate
      liquidation preference of $795..........................         1              1
   Common stock; $.01 par value; 60,000,000 shares authorized;
      21,830,575 and 21,351,575 shares issued; 21,735,384
      and 21,256,384 shares outstanding.......................       218            214
   Additional paid-in capital.................................    61,489         61,357
   Accumulated other comprehensive loss.......................        --           (134)
   Treasury stock, at cost; 95,191 shares.....................      (209)          (209)
   Retained deficit...........................................   (60,368)       (57,156)
----------------------------------------------------------------------------------------
   Total stockholders' equity.................................     1,133          4,075
----------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity.................  $  4,902       $  5,663
========================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                                 Nine months
                                                                   ended
                                                 Year ended     December 31,   Year ended
                                                 December 31, ----------------  March 31,
                                                     1998      1997     1996     1997
                                                                    (Unaudited)
----------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
   Net income (loss)............................ $(3,212)   $ (1,552) $ 3,331  $ 2,635
Adjustments to reconcile net income (loss) to
  net cash from (used for) operating activities
   Depreciation and amortization................     694         319      154      198
   Stock compensation expense...................     125          --       --       --
   Gain on sale of MIMS technology..............      --        (489)      --       --
   (Gain) loss on sale of property and equipment     (11)         40        7      101
   Loss on investment in Lumisys stock..........     134          --       --       --
   Decrease in restricted cash..................      --          --       17       17
   (Increase) decrease in accounts receivable...    (548)       (613)      25      121
   Decrease in other current assets.............      52          48      437      673
   Increase (decease) in other assets...........      31         (90)      --      109
   Increase (decrease) in accounts payable......   1,047         387     (292)    (447)
   Increase (decrease) in accrued liabilities...      27        (229)     110     (388)
----------------------------------------------------------------------------------------
Net cash from (used for) operating activities...  (1,661)     (2,179)   3,789    3,019
----------------------------------------------------------------------------------------
Cash flows from (used for) investing activities
   Proceeds from sale of property and equipment.      94          --       --       12
   Capital expenditures.........................    (280)       (223)     (51)     (80)
   Proceeds from sale of Lumisys stock..........      47          --       --       --
   Purchase of Intrafed technology..............      --      (2,165)      --       --
   Purchase of CDT, net of cash acquired........      --        (240)      --       --
----------------------------------------------------------------------------------------
Net cash from (used for) investing activities...    (139)     (2,628)     (51)     (68)
----------------------------------------------------------------------------------------
Cash flows from (used for) financing activities
   Net borrowings under line of credit
     agreements.................................     774          --       --       --
   Proceeds from issuance of notes payable......     238          --       --       --
   Proceeds from issuance of notes payable
     to related parties.........................     125          --       --       --
   Repayment of notes payable...................    (124)         --       --       --
   Repurchase of preferred stock................      --          --   (2,435)  (2,435)
   Proceeds from stock option exercises.........      42          35       --       --
   Purchase of treasury stock...................      --          --       (8)      (8)
----------------------------------------------------------------------------------------
Net cash from (used for) financing activities...   1,055          35   (2,443)  (2,443)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents.    (745)     (4,772)   1,295      508
Cash and equivalents, beginning of year.........     771       5,543    5,035    5,035
----------------------------------------------------------------------------------------
Cash and equivalents, end of year............... $    26    $    771  $ 6,330  $ 5,543
========================================================================================

See accompanying notes to consolidated financial statements.

                                          -21-

Consolidated Statements of Changes in Stockholders' Equity                    Accu-
  and Comprehensive Income  (In thousands)                                   mulated
                                                                              Other
                           Number of Shares                       Additional Compre-
                          ------------------   Preferred  Common   Paid-In   hensive  Treasury  Retained
                          Preferred   Common     Stock     Stock   Capital    Loss     Stock     Deficit   Total
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996      146      19,927       $3      $199    $63,446  $   --     $(201)  $(58,239)  $ 5,208
 Net income.................                                                                      2,635     2,635
 Conversion of preferred
    (Series A)..............  (1)         10                 --         --                                     --
 Repurchase of preferred
    (Series A).............. (29)                  --                 (36)                                    (36)
    (Series B and C)........ (79)                  --              (2,399)                                 (2,399)
 Purchase of treasury stock.                                                              (8)                  (8)
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997       37      19,937        3       199     61,011      --      (209)   (55,604)    5,400
 Conversion of preferred
    (Series A)..............  (4)         31                  1         --                                      1
 Stock options exercised....              84                  1         34                                     35
 Acquisition of Intrafed
   Technology...............           1,300                 13        312                                    325
 Comprehensive income (loss):
   Net loss.................                                                                     (1,552)   (1,552)
   Unrealized loss on short-
     term investments.......                                                 (134)                           (134)
                                                                             -----              -------    ------
 Total comprehensive loss...                                                 (134)               (1,552)   (1,686)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    33      21,352        3       214     61,357   (134)      (209)   (57,156)    4,075
 Stock options exercised....             104                  1         41                                     42
 Stock issued as
     compensation...........             175                  1         43                                     44
 Acquisition of Intrafed
     Technology.............             200                  2         48                                     50
 Comprehensive income (loss):
   Net loss.................                                                                     (3,212)   (3,212)
   Reclassification adjustment
     for losses recognized
     into income............                                                   134                            134
                                                                             -----              -------    ------
 Total comprehensive income
  (loss)....................                                                   134               (3,212)   (3,078)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    33      21,831       $3      $218    $61,489  $   --     $(209)  $(60,368)  $ 1,133
==================================================================================================================
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - Summary of Significant Accounting Policies

Description of business
     During the nine-month period ended December 31, 1997, Star Technologies, Inc. ("Star" or the "Company") completed a transition from providing performance-enhancing computing products and solutions principally for the medical imaging market to providing imaging solutions for the broader document imaging market. In July 1997, the Company sold its medical imaging archival technology and, through PowerScan, Inc. ("PowerScan") acquired document imaging and processing technology as its entry into this broader market. Additionally, in October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a provider of data entry imaging services. (See
Note 3.) With these two acquisitions, Star provides products and services for government and commercial users involved in data capture, image capture and document imaging.
     The document imaging market is a highly competitive, evolving market, characterized by rapid technological change. Frequent new product introductions and enhancements and increased capabilities and applications are common in the industry. See "Item 1. Business--Risk Factors." Substantially all of Star's revenues in the foreseeable future will be attributed to sales of document imaging products and services.

Change in fiscal year end
     The Company's Board of Directors voted to change the Company's fiscal year end from March 31st to December 31st, effective December 31, 1997. The accompanying consolidated statements of operations, stockholders' equity and cash flows are presented for the twelve months ended December 31, 1998 ("fiscal 1998"), for the nine months ended December 31, 1997 and 1996 (unaudited) and for the twelve months ended March 31, 1997 ("fiscal 1997"). The accompanying consolidated statements of financial position are presented as of December 31, 1998 and 1997.

Principles of consolidation
     The consolidated financial statements include the accounts of Star Technologies, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain 1997 amounts have been reclassified for comparative purposes.

Revenue recognition
     On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which superseded Statement of Position 91-1, "Software Revenue Recognition." SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material impact on the Company's revenue recognition policies.
     Revenue from the sale of commercial, off-the-shelf software is recognized when the following four criteria are met: (1) the agreement for sale is in writing, (2) the software has been shipped, (3) the fee is fixed or determinable and (4) collectibility is probable. Customized software revenue is recognized when the software is accepted by the customer.
     Maintenance revenue, which includes unspecified when-and-if deliverable software upgrades, user documentation and technical support for software products, is deferred and recognized on a straight-line basis over the term of the maintenance agreement, generally one year. Revenue from services including data entry, integration, installation and system training is recognized when the services are performed. Amounts received but not earned are deferred.

Cash and equivalents and short-term investments
     Cash and equivalents include cash and short-term investments in commercial paper. Short-term investments in commercial paper, which are held to maturity (less than three months from the date of purchase), are carried at cost which approximates their market value. These investments totaled $676,000 at December 31, 1997. There were no such investments at December 31, 1998.
     At December 31, 1998 and 1997, other short-term investments include 82,800 and 92,800 shares, respectively, of common stock of Lumisys, Inc. ("Lumisys"). (See Note 6.) The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity. During 1998, the Company recorded a loss of $120,000 representing an other than temporary decline in the market value of its Lumisys investment.
     Interest income was $7,000, $157,000 and $574,000 in fiscal 1998, for the nine months ended December 31, 1997, and in fiscal 1997, respectively.

Accounts receivable
     Accounts receivable are shown net of an allowance for doubtful accounts of $13,000 and $22,000 at December 31, 1998 and 1997. The provision for doubtful accounts was $11,000 and $1,000 for the nine months ended December 31, 1997 and in fiscal 1997, respectively. No such provision was recorded during fiscal 1998.

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

                                                               At December 31,
                                                       -----------------------------
                                                           1998               1997
-----------------------------------------------------------------------------------------
     Engineering and manufacturing equipment.........    $  751              $  979
     Office equipment and leasehold improvements.....       304                 719
     Equipment under capital leases..................        73                   8
-----------------------------------------------------------------------------------------
                                                          1,128               1,706
Less accumulated depreciation and amortization.......      (443)               (931)
-----------------------------------------------------------------------------------------
                                                         $  685              $  775
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

Net income (loss) per share
     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income (loss) per share is computed as net income (loss) less preferred dividends divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed as net income (loss) less preferred dividends divided by the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the diluted computation if their effect is antidilutive.

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

Goodwill
     The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in the PowerScan and CDT business combinations ("goodwill") is amortized on a straight-line basis over periods of 8 and 10 years, respectively. Goodwill amortization totaled $326,000 and $127,000 for fiscal 1998 and for the nine months ended December 31, 1997, respectively. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of goodwill to future net cash flows expected to be generated from the acquired business. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Software development costs
     Software development costs incurred subsequent to establishing the technological feasibility of a product are capitalized and amortized over the life of the related product. As of December 31, 1998, all software development costs have been expensed because technological feasibility was not yet established.

Comprehensive income
     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income consists of net income and net unrealized losses on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

Segment information
     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information", which establishes standards for reporting information about operating segments and related disclosures about products and services. See Note 9.

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


NOTE 2 - Liquidity

     Star's operations and acquisitions to date have consumed substantial amounts of cash. The Company incurred operating losses of $3.0 million, $2.2 million and $4.3 million for the fiscal year ended December 31, 1998, for the nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997, respectively. The Company spent $2.4 million in connection with the acquisition of PowerScan and CDT in the nine months ended December 31, 1997. As of December 31, 1998, the Company had a working capital deficit of $2.0 million due to recurring operating losses. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenue or obtaining additional financing, the Company may be required to make additional reductions in operating expenses or sell certain assets, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.
     In addition, the Company is delinquent in its payments due many vendors and service providers of the Company. Certain vendors have taken actions against the Company, including initiating collection proceedings. The Company has extended payment terms with most of these vendors as well as others and continues to seek to extend payment terms from additional vendors and service providers. If unsuccessful, such parties may take further actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.
     As of March 31, 1999, the Company has received $225,000 from its officers and directors for short-term cash requirements. (See Management's Discussion and Analysis-Liquidity.) In view of the Company's additional liquidity requirements, the Company may continue to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. There can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result, substantial doubt exists regarding the Company's ability to meet its obligations in 1999 and to continue as a going concern.

NOTE 3 - Acquisitions

     In July 1997, PowerScan, Inc. ("PowerScan"), a newly-formed, wholly-owned subsidiary of the Company, acquired from Intrafed, Inc. ("Intrafed") intellectual property related to the PowerScan(R) and Stageworks(R) software products, and certain related fixed assets, inventory, contracts and licenses, and assumed certain liabilities, including those under customer maintenance contracts. At closing, the consideration paid to Intrafed was $1,880,000 in cash and 1.3 million shares of Star common stock valued at $325,000. Under the terms of the purchase agreement, 500,000 shares of Star common stock were payable to Intrafed in connection with the termination from PowerScan of a former executive of Intrafed. The fair value of the shares totaled $125,000 and was expensed in fiscal 1998. 175,000 shares were issued in September 1998. The remaining 325,000 shares, issued in February 1999, were accrued at a value of $81,000 at December 31, 1998.
No additional shares of Star common stock will be issued under the purchase agreement.
     The business combination has been accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB Opinion 16"). The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of the fair value as of the date of acquisition. Based on the allocation of the purchase price to the net assets acquired, goodwill of approximately $2,393,000 was recorded. Such goodwill is being amortized on a straight-line basis over 8 years.
     The purchase price of the assets acquired and liabilities assumed from Intrafed is computed as follows (in thousands):

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
                                                               ------
                                                               $2,540
                                                               ======

     In October 1997, the Company acquired Curran Data Technologies, Inc. ("CDT"), a data entry and document imaging services company located in Indianapolis, Indiana. At closing, the consideration paid for the acquisition was $212,000 in cash and $96,000 in a note payable. The note payable is unsecured and bears interest at a rate of 8% per annum. At December 31, 1998 and 1997, the note totaled $50,000 and $96,000, respectively, and is included in other accrued liabilities.
     The CDT business combination has been accounted for using the purchase method under APB Opinion 16. The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of the fair value as of the date of acquisition. Based on the allocation of the purchase price to the net assets acquired, goodwill of approximately $264,000 was recorded. Such goodwill is being amortized on a straight-line basis over 10 years.

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
                                                               ======

     APB Opinion 16 requires, for purchase business combinations, the presentation of pro-forma combined results of operations for the year of acquisition and comparable prior-year period as if the two transactions described above had occurred at the beginning of each period. The following unaudited pro-forma results of operations are not necessarily indicative of actual future results of operations (in thousands, except per share data).

                                                          Nine Months Ended
                                                            December 31,
                                                         ------------------
                                                           1997      1996
                                                           ----      ----

     Revenue                                             $ 4,374   $ 4,851
     Gross margin                                        $ 1,962   $ 1,942
     Net income (loss) before
        provision for income taxes                       $(1,698)  $ 1,856
     Net income (loss)                                   $(1,698)  $ 1,856
                                                         =======   =======

     Net income (loss) per share -
        assuming dilution                                $  (.08)  $   .61
                                                         =======   =======

NOTE 4 - Related Party Transactions

Indebtedness to certain directors and officers
      As of December 31, 1998, the Company was indebted to a Director in the amount of $96,000 for consulting services incurred during the year.
      In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by certain assets of the Company, and totaled $125,000 at December 31, 1998. The note, originally due in February 1999, was extended until August 1999. The note bears interest at 12% through February 1999 and 10% thereafter. The Director has the option to convert the note into shares of the Company's common stock, at a 30% discount on the conversion date, if the note is not repaid on the maturity date. The value of the beneficial conversion feature is not considered to be significant.

Transactions with General Electric Company ("GE")
      In August 1996, General Electric Medical Systems ("GEMS") paid Star $9.4 million, which amount, including interest, was awarded to Star in March 1996 in its arbitration claim against GEMS for breach of contract related to the prior medical imaging business. The payment from GEMS arose from a demand for arbitration that Star filed against GEMS in January 1995. Following a hearing on Star's demand, a three-member panel of the American Arbitration Association found that GEMS violated the agreement. Of the $9.4 million received, $9.1 million is included in other income and $300,000 is included in interest income in the fiscal 1997 Consolidated Statement of Operations.
      GEMS paid the arbitration award described above in connection with an agreement with Star that provided for Star to concurrently repurchase 80% of Series B and Series C Senior Preferred Stock (the "Preferred Stock") held by GE. Pursuant to the agreement, in August 1996, Star paid GE $2.4 million for 47,667 shares of Series B Senior Preferred Stock and 31,778 shares of Series C Senior Preferred Stock which had an aggregate redemption price of $13.0 million, including 100% of cumulative, undeclared dividends that totaled in excess of $5.0 million. GE also granted to Star a three-year option to repurchase the remaining Preferred Stock at the same per share price that Star paid in the August 1996 repurchase.
      Equity holdings by GE totaled 19,862 shares of the Company's Series B and Series C Senior Preferred Stock and 624,339 shares of the Company's common stock at December 31, 1998. (See Note 7.)


NOTE 5 - Notes Payable and Capital Lease Obligations

      The table below reflects the amounts outstanding under the Company's notes payable and capital lease obligations at December 31, 1998. No such amounts were outstanding at December 31, 1997. (Amounts are in thousands.)

                                                               At December 31,
                                                                    1998
      -------------------------------------------------------------------------

      Revolving line of credit up to $750, due on demand,
        interest at prime plus 3%, secured by
        substantially all assets...........................       $  510
      Bank line of credit, expiring April 30, 1999,
        interest at prime plus 1%, secured by the
        Company's short-term investment in Lumisys, Inc.
        common stock.......................................          264
      Secured promissory note, interest at 9.5% through
        September 1998 and 12% thereafter, due on demand...          114
      Secured promissory note with a Director (see Note 4),
        expiring August 1999, interest at 12% through
        February 1999 and 10% thereafter...................          125
      Capital lease obligations............................           63
      -------------------------------------------------------------------------
            Total..........................................        1,076
      Less current portion.................................        1,044
      -------------------------------------------------------------------------
      Non-current portion..................................       $   32
      =========================================================================

      In April 1998, the Company entered into a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At December 31, 1998, the Company had borrowed $510,000 under this line of credit and had $160,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.
      Also in April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At December 31, 1998, the Company had borrowed all that was currently available under this line of credit. Such borrowings totaled $264,000 at December 31, 1998.
      The Company has a secured promissory note with a vendor in the amount of $114,000 at December 31, 1998. The note bears interest of 9.5% per annum through September 1998, and 12% thereafter. The Company is currently in default with respect to its payment obligations under this note. Such default has resulted in the creditor having the right to accelerate the balance due under the note and exercise other rights available under the law, including foreclosing on the computer equipment serving as collateral for such note. The Company is working with the creditor to restructure the timing of remaining payments thereunder. There can be no assurances that such creditor will agree to waive all existing defaults and extend the timing of remaining payments due under the note. The existence of such default may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.
      Interest expensed and paid in fiscal 1998 was $60,000. No such amounts were incurred during the nine months ended December 31, 1997 or in fiscal 1997.


NOTE 6 - Sale of Medical Image Management Systems ("MIMS") Technology

      On July 30, 1997, the Company sold its MIMS technology, including the Image Management Server and Film Image Scan System software, to CompuRAD, Inc. ("CompuRAD"). As consideration, the Company received 100,000 shares of CompuRAD common stock, valued at approximately $575,000 on the date of the transaction, and possible future payments by CompuRAD on software sales by CompuRAD of the MIMS technology for a five-year period commencing July 30, 1997. To date, no significant payments on CompuRAD software sales have been received. The Company retained the rights to use the technology in non-medical imaging markets.
      Included with the technology sold to CompuRAD was property and equipment with a net book value of $86,000. The gain recognized on the transaction was $489,000 and is included as other income on the consolidated statement of operations for the nine months ended December 31, 1997.
      In November 1997, CompuRAD merged with Lumisys, Incorporated ("Lumisys"), a publicly-traded medical imaging company. In the transaction, each share of CompuRAD common stock was converted into .928 shares of Lumisys common stock. Accordingly, the Company's 100,000 shares of CompuRAD common stock were converted into 92,800 unrestricted shares of Lumisys common stock. Lumisys has assumed the obligations of CompuRAD relating to the sale of the MIMS technology discussed above.

NOTE 7 - Stockholders' Equity

Preferred stock - series A
      The Company has authorized a total of 1,000,000 shares of preferred stock. Of the total preferred stock, 500,000 shares have been designated Series A preferred stock, which shares are convertible into common stock. The conversion rate, which is subject to adjustment based on certain equity issuances, was 7.20 as of December 31, 1998.
      In December 1996, the Company repurchased 28,000 shares of Series A Preferred Stock, representing 201,600 shares of common stock on an as-converted basis, from State Farm Mutual Automobile Insurance Company ("State Farm") for $35,000. The Company also repurchased 48,400 shares of the Company's common stock from State Farm for $8,000.

Preferred stock - series B and C
      The Company has designated 120,117 and 80,079 shares of convertible preferred stock as Series B Senior Preferred Stock and Series C Senior Preferred Stock (collectively, the "Preferred Stock"), respectively. As of December 31, 1998, the Company had outstanding 11,917 and 7,945 shares of Series B Senior Preferred Stock and Series C Senior Preferred Stock, respectively. The Preferred Stock is convertible into common stock of the Company. The conversion price, which is subject to adjustment, is currently $1.00 per share.
      In August 1996, the Company repurchased 79,445 shares of the Preferred Stock (the "Repurchased Preferred Stock") for $2.4 million. The Repurchased Preferred Stock had an aggregate redemption price of $13.0 million, including cumulative undeclared dividends in excess of $5.0 million. The repurchase transaction was accounted for as a reduction of additional paid-in capital in fiscal 1997.
      The Preferred Stock accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock total $475,000, or $.02 per common share, as of December 31, 1998. All dividends accrued and accumulated prior to August 1996 were eliminated with the repurchase of the Preferred Stock.
      Pursuant to the amended preferred stock purchase agreement, the Company is subject to restrictions on payment of dividends in respect of any capital stock of the Company other than the Preferred Stock.

Stock option and purchase plans
      At December 31, 1998, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and its related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to or in excess of the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per common share would have been reported as the pro forma amounts indicated below (in thousands, except per share data):

                                          Year ended      Nine Months     Year ended
                                          December 31,       ended         March 31,
                                              1998     December 31, 1997     1997
     -------------------------------------------------------------------------------

      Net income (loss)
           As reported                    $ (3,212)        $(1,552)         $2,635
           Pro forma                      $ (3,278)        $(1,577)         $2,630

      Earnings (loss) per common share-
           assuming dilution
           As reported                    $   (.16)        $  (.08)         $  .58
           Pro forma                      $   (.16)        $  (.08)         $  .58
     ================================================================================

1984 and 1994 stock option plans
     The 1984 Stock Option Plan (the "1984 Plan") and the 1994 Stock Option Plan (the "1994 Plan") provide for the issuance of common stock and incentive, qualified and non-qualified stock options to employees and consultants, subject to certain limitations. Under both plans, the option prices and terms are determined by the Company's Board of Directors. Generally, options are issued with terms of up to ten years, often with vesting restrictions, and the option exercise price is normally equal to 100% of fair market value of the stock at the date of grant.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1994 Plan for the year ended December 31, 1998, for the nine months ended December 31, 1997 and for the year ended March 31, 1997, respectively: 0.0% dividend yield for each of the three periods; expected volatility of 87%, 145% and 15%; risk-free interest rates of 4.56%, 5.71% and 6.61%; and expected lives of five, five and three years.

1989 stock option plan
     The 1989 Stock Option Plan for Nonemployee Directors (the "1989 Plan") provides for the granting of stock options to nonemployee directors of the Company. The plan provides for the issuance of non-qualified options at exercise prices equal to 100% of the fair market value of the Company's common stock at the date of grant, with terms of up to ten years from the date of grant.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1989 Plan for the year ended December 31, 1998, for the nine months ended December 31, 1997 and for the year ended March 31, 1997, respectively: 0.0% dividend yield for each of the three periods; expected volatility of 87%, 145%, and 15%; risk-free interest rates of 4.55%, 5.68%, and 6.78%; and expected lives of five, five and three years.

     The following table summarizes the Company's stock option plans:
                                 1984 Plan            1989 Plan           1994 Plan
                          --------------------------------------------------------------
                                      Weighted             Weighted             Weighted
                             Shares    Average    Shares    Average   Shares     Average
                             Under    Exercise    Under    Exercise   Under     Exercise
                             Option    Price      Option    Price     Option     Price
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1996..........  1,486,813    $0.99    140,000     $0.93         --       --
  Granted................         --       --     20,000     $0.41    754,375    $0.41
  Cancelled.............. (1,349,313)   $0.99    (30,000)    $0.68     (8,000)   $0.41
  Exercised..............         --       --         --        --         --       --
-----------------------------------------------------------------------------------------
Outstanding options,
 March 31, 1997..........    137,500    $1.00    130,000     $1.00    746,375    $0.41
  Granted................         --       --     60,000     $0.40    362,000    $0.38
  Cancelled..............         --       --    (80,000)    $1.11   (101,500)   $0.41
  Exercised..............         --       --         --        --    (83,500)   $0.41
-----------------------------------------------------------------------------------------
Outstanding options,
 December 31, 1997.......    137,500    $1.00    110,000     $0.48    923,375    $0.40
  Granted................         --       --     10,000     $0.56    262,000    $0.90
  Cancelled..............         --       --         --        --   (126,625)   $0.38
  Exercised..............         --       --         --        --   (104,000)   $0.41
-----------------------------------------------------------------------------------------
Outstanding options,
 December 31, 1998.......    137,500    $1.00    120,000     $0.49    954,750    $0.54

=========================================================================================

                                                   1984 Plan    1989 Plan    1994 Plan
                                                 ----------------------------------------
Options exercisable at:
     March 31, 1997...............................   52,866      130,000      330,259
     December 31, 1997............................  137,500      110,000      390,830
     December 31, 1998............................  137,500      120,000      534,070

Weighted average fair value at date of grant
  of options granted during the:
     Year ended March 31, 1997....................       --         $.12         $.08
     Nine months ended December 31, 1997..........       --         $.31         $.36
     Year ended December 31, 1998.................       --         $.32         $.64
=========================================================================================

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:
                           Options Outstanding                    Options Exercisable
               ------------------------------------------    ----------------------------
                                Weighted
                                 Average         Weighted                      Weighted
 Range of                       Remaining         Average                       Average
 Exercise         Number       Contractual       Exercise       Number         Exercise
  Prices       Outstanding        Life            Price      Exercisable        Price
-----------------------------------------------------------------------------------------
$0.38-1.25      1,212,250      5 yrs. 4 mos.      $0.59        791,570          $0.53
=========================================================================================

Common stock reserved for issuance
     At December 31, 1998, the Company had 3,293,490 shares of common stock reserved for issuance, consisting of 1,212,250 shares for stock options outstanding, and 2,081,240 shares for conversion of preferred stock.

Net income per share
     Basic and diluted net income (loss) per share were computed in accordance with SFAS 128. The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                                        Nine months ended
                                         Year ended,       December 31,     Year ended
                                         December 31,   -----------------    March 31,
                                             1998        1997      1996        1997
                                                               (Unaudited)
---------------------------------------------------------------------------------------
Basic weighted average common shares....    21,535      20,645    19,884      19,873
Convertible preferred stock.............       N/A         N/A     2,112       2,112
                                            ------      ------    ------      ------
Diluted weighted average common shares..    21,535      20,645    21,996      21,985
                                            ======      ======    ======      ======

NOTE 8 - Income Taxes

     There was no current or deferred income tax expense for fiscal 1998, for the nine months ended December 31, 1997 or for fiscal 1997.
     A reconciliation of the expected amount of income tax expense (benefit) by applying the statutory Federal income tax rate of 34% to the actual amount of income tax expense recognized follows (in thousands):

                                          Year ended    Nine months ended   Year ended
                                         December 31,     December 31,       March 31,
                                             1998             1997             1997
--------------------------------------------------------------------------------------
Expected expense (benefit).........        $(1,092)          $(528)             $ 896
Change in valuation allowance......          1,087             524               (898)
Other..............................              5               4                  2
--------------------------------------------------------------------------------------
         Income tax expense........        $    --           $  --              $  --
======================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                               At December 31,
                                                       -------------------------------
                                                            1998             1997
---------------------------------------------------------------------------------------
Deferred tax assets:
    Reserves for potentially excess inventory....        $  1,675          $ 1,681
    Other accruals and reserves..................             128              135
    Property and equipment, principally due
      to differences in depreciation.............               7                1
    Net operating loss carryforwards
      - domestic and foreign.....................          23,408           22,082
    General business credit carryforwards........           3,315            3,315
    Alternative minimum tax credit carryforwards.              84               84
---------------------------------------------------------------------------------------
       Total gross deferred tax assets...........          28,617           27,298
       Less valuation allowance..................         (28,617)         (27,298)
---------------------------------------------------------------------------------------
       Net.......................................        $     --         $     --
=======================================================================================

     The net operating loss ("NOL") and general business credit carryforwards expire in the tax years ending December 31, 1998 through December 31, 2013. However, as a result of the May 1990 issuance of the Preferred Stock, the utilization of the NOL and general business carryforwards generated prior to that date is subject to an annual limitation of approximately $823,000. NOLs generated in periods subsequent to May 1990 are not currently subject to an annual limitation.
     The valuation allowance for deferred tax assets increased by $1,319,000 for the year ended December 31, 1998, increased by $658,000 for the nine months ended December 31, 1997 and decreased by $1,231,000 for the year ended March 31, 1997. Management believes that it is more likely than not that deferred tax assets are not realizable based on estimates of future taxable income and consideration of available tax planning strategies.


NOTE 9 - Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by Star's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Star's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services. The Company's reportable operating segments include products and related services and data entry and imaging services. The accounting policies of the Company's operating segments are the same as those described in Note 1 - Summary of Significant Accounting Policies.

     Summarized information concerning the reportable segments is presented in the following table (in thousands).
                                                    Data
                                       Products     Entry
                                         and         and
                                       Related     Imaging
                                       Services    Services    Other*     Total
                                       --------    --------   -------    -------

   Year ended December 31, 1998:
     Revenue                            $ 3,114    $2,029     $   252    $ 5,395
     Depreciation and amortization      $   482    $  172     $    40    $   694
     Operating loss                     $(1,306)   $ (491)    $(1,223)   $(3,020)
     Net loss                           $(1,373)   $ (496)    $(1.343)   $(3.212)
     Total assets                       $ 3,343    $1,016     $   543    $ 4,902
     Capital expenditures               $    25    $  255     $    --    $   280

   Nine Months ended December 31, 1997:
     Revenue                            $ 1,080    $  288     $   338    $ 1,706
     Depreciation and amortization      $   219    $   33     $    67    $   319
     Operating loss                     $  (402)   $ (112)    $(1,682)   $(2,196)
     Net loss                           $  (402)   $ (117)    $(1,033)   $(1,552)
     Total assets                       $ 3,340    $  897     $ 1,426    $ 5,663
     Capital expenditures               $    29    $  192     $     2    $   223

   Year ended March 31, 1997:
     Reportable segments disclosed did not exist prior to July 1997.

   * Other includes customer service revenue and expenses associated with the Company's older medical imaging products as well as corporate expenses for executive and financial compensation and benefits, legal, accounting, insurance, occupancy and other corporate costs.

   Substantially all sales were made domestically and all assets are held in the United States.

NOTE 10 - Commitments and Contingencies

Operating leases                                         Fiscal          Amount
     The Company leases its facilities and certain       ----------------------
equipment under noncancelable operating lease            1999........... $  356
agreements expiring through fiscal 2005.  Several        2000...........    321
of the leases contain options for renewal periods        2001...........    291
of up to five years.  Future minimum rentals under       2002...........    288
these lease agreements are shown at right (in            2003...........    286
thousands).                                              Thereafter.....    449
                                                         ----------------------
                                                                         $1,991
                                                         ======================

     Rent expense was $540,000, $302,000, and $733,000 in fiscal year 1998, for the nine months ended December 31, 1997, and in fiscal 1997, respectively.

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

Quarterly Financial Summary (Unaudited)
(In thousands, except per share data)
                                                       Net      Net Income (Loss)
                                        Gross        Income        Per Share -
                           Revenue      Margin       (Loss)     Assuming Dilution
-----------------------------------------------------------------------------------
Year ended December 31, 1998:
     First Quarter         $1,143       $  475      $(1,117)*       $(.05)
     Second Quarter         1,541          721         (665)         (.03)
     Third Quarter          1,673          763         (561)         (.03)
     Fourth Quarter         1,038          448         (869)         (.04)
-----------------------------------------------------------------------------------
        Total              $5,395       $2,407      $(3,212)        $(.16)
===================================================================================

Nine months ended
  December 31, 1997**:
     First Quarter         $  169       $   32      $  (702)        $(.04)
     Second Quarter           439          315         (124)         (.01)
     Third Quarter          1,098          558         (726)         (.04)
-----------------------------------------------------------------------------------
        Total              $1,706       $  905      $(1,552)        $(.08)
===================================================================================
 *Includes year-end adjustment of $125,000 for issuance of common stock associated with the termination from PowerScan of a former Intrafed executive.
**Effective December 31, 1997, the Company changed its fiscal year end from
  March 31st to    December 31st.  (See Note 1 to the consolidated financial
 statements.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 20, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference. Also refer to the item entitled "Executive Officers" in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 20, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 20, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on May 20, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.   Report of Independent Auditors
     and Financial Statements                                          PAGE

           Report of Independent Auditors                               18

           Consolidated Statements of Operations for the fiscal
             year ended December 31, 1998, for the nine
             months ended December 31, 1997 and 1996 (unaudited),
             and for the fiscal year ended March 31, 1997.              19

           Consolidated Statements of Financial Position as of
             December 31, 1998 and 1997.                                20

           Consolidated Statements of Cash Flows for the fiscal
             year ended December 31, 1998, for the nine
             months ended December 31, 1997 and 1996 (unaudited),
             and for the fiscal year ended March 31, 1997.              21

           Consolidated Statements of Changes in Stockholders'
             Equity and Comprehensive Income for the fiscal year
             ended December 31, 1998, for the nine months ended
             December 31, 1997, and for the fiscal year ended
             March 31, 1997.                                            22

           Notes to Consolidated Financial Statements                   23

2.   Financial Statement Schedules

           All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

(b)  Reports on Form 8-K.

           None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Star Technologies, Inc., certifies that it has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montgomery County, State of Maryland, on the 15th day of April, 1999.


                                   STAR TECHNOLOGIES, INC.

                                   By: /s/ Brenda A. Potosnak
                                       ------------------------------------
                                       Brenda A. Potosnak
                                       Vice President of Finance and
                                       Administration, Secretary, Treasurer
                                       and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1999, by the following persons in the capacities indicated:


  /s/  Robert C. Compton           Chairman of the Board of Directors,
       Robert C. Compton           President and Chief Executive Officer
                                   and Director


 /s/   Carol L. Curran             Executive Vice President;
       Carol L. Curran             President, Curran Data Technologies,
                                   Inc.


 /s/   Curtis D. Abel              Vice President;
       Curtis D. Abel              President, PowerScan, Inc.


 /s/   Brenda A. Potosnak          Vice President of Finance and
       Brenda A. Potosnak          Administration, Secretary, Treasurer
                                   and Chief Financial Officer

 /s/   Philip A. Cannon            Vice President of Technology
       Philip A. Cannon

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

      4.1*       Restated Certificate of Incorporation, as amended (see
                 Exhibit 3.1).

      4.2* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.2).

      4.3*       Certificate of Designation (see Exhibit 3.3).

      4.4* Certificate of Amendment of Restated Certificate of Incorporation (see Exhibit 3.4).

    Exhibit
      No.

     10.1* Star Technologies, Inc. 1989 Stock Option Plan for Nonemployee Directors (the "1989 Plan"), incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.2* 1989 Plan Stock Option Letter Agreement, incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Registration No. 0-13318) filed with the Commission on June 24, 1994.

     10.3* Preferred Stock Purchase Agreement, dated as of May 31, 1990, among the Company, General Electric Capital Corporation, Trustees of General Electric Pension Trust, and State Farm Mutual Automobile Insurance Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.4* Registration Rights Agreement, dated as of May 31, 1990, among the Company, General Electric Capital Corporation, Trustees of General Electric Pension Trust, and State Farm Mutual Automobile Insurance Company, incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (Registration No. 0-13318) filed with the Commission on June 29, 1990.

     10.5* Star Technologies, Inc. 1994 Stock Option Plan, incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-8 (Registration No. 33-84184) filed with the Commission on September 20, 1994.

     10.6* Stock Repurchase Agreement, dated August 16, 1996, between the Company and General Electric Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission on November 14, 1996.

     10.7* Amendment No. 1 to Preferred Stock Purchase Agreement, dated August 16, 1996, between General Electric Company and the Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission on November 14, 1996.

    Exhibit
      No.

     10.8* Stock Option Agreement, dated August 16, 1996, between General Electric Company and the Company, incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Registration No. 0-13318) filed with the Commission on November 14, 1996.

     10.9* Asset Purchase Agreement dated July 30, 1997 between PowerScan, Inc. and Intrafed, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) dated July 30, 1997 filed with the Commission on August 14, 1997.

     10.10* Technology Purchase Agreement dated July 30, 1997 between Star Technologies, Inc. and CompuRAD, Inc., incorporated by reference from the exhibit filing to the Company's Current Report on Form 8-K (Registration No. 0-13318) dated July 30, 1997 filed with the Commission on August 14, 1997.

     10.11* Employment Agreement dated October 16, 1997 between Star Technologies, Inc. and Carol L. Curran.

     11          Statement Regarding Computation of Per Share Earnings.

     21          Subsidiaries of the Registrant.

     23          Consent of KPMG LLP.

     27          Financial Data Schedule