Form 10-K405/A
period 1998-12-31
STAR TECHNOLOGIES INC
filed 1999-05-24
CIK 733871

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A

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

Document incorporated by reference:

1. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting to be held June 21, 1999, are incorporated by reference into
     Part III of this Report on Form 10-K.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on June 21, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference. Also refer to the item entitled "Executive Officers" in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on June 21, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on June 21, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth in the Company's definitive Proxy Statement for its Annual Meeting to be held on June 21, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report, is incorporated herein by this reference.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Star Technologies, Inc., certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montgomery County, State of Maryland, on the 11th day of May, 1999.


                                   STAR TECHNOLOGIES, INC.

Dated:   May 24, 1999              By: /s/ Brenda A. Potosnak
                                       ------------------------------------
                                       Brenda A. Potosnak
                                       Vice President of Finance and
                                       Administration, Secretary, Treasurer
                                       and Chief Financial Officer