Form 10-Q
period 1999-03-31
STAR TECHNOLOGIES INC
filed 1999-05-24
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1999               Commission File Number 0-13318



                           STAR TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)




            Delaware                                          93-0794452
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



                           1151-A Seven Locks Road
                          Potomac, Maryland,  20854
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

                           Yes   X         No



  22,060,384 shares of Common Stock were outstanding as of March 31, 1999.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                           STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited)
                            (In thousands, except per share data)
                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                 1999              1998
Revenue                                                         -------          -------
  Products                                                      $   608          $   327
  Services                                                          634              816
                                                                -------          -------
                                                                  1,242            1,143
                                                                -------          -------
Cost of revenue
  Products                                                          321               61
  Services                                                          464              607
                                                                -------          -------
                                                                    785              668
                                                                -------          -------
Gross margin                                                        457              475
                                                                -------          -------
Operating expenses
  Research and development                                          281              189
  Selling, general and administrative                               846            1,404
                                                                -------          -------
    Total operating expenses                                      1,127            1,593
                                                                -------          -------
Operating loss                                                     (670)          (1,118)

Interest and other income, net                                       79                1
                                                                -------          -------
Net loss before provision for income taxes                         (591)          (1,117)

Provision for income taxes                                            -                -
                                                                -------          -------
Net loss                                                        $  (591)         $(1,117)
                                                                =======          =======

Net loss                                                        $  (591)         $(1,117)
Preferred stock dividend requirement                                (50)             (50)
                                                                -------          -------
Net loss applicable to common shares                            $  (641)         $(1,167)
                                                                =======          =======
Net loss per common share
  Basic                                                         $  (.03)         $  (.05)
  Diluted                                                       $  (.03)         $  (.05)

Weighted average common shares outstanding
  Basic                                                          21,898           21,306
  Diluted                                                        23,979           23,387

                 See accompanying notes to consolidated financial statements.
                                             -1-

                           STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         (Unaudited)
                              (In thousands, except share data)
                                                             March 31,     December 31,
Assets                                                         1999            1998
Current assets                                               --------      ------------
  Cash                                                       $    13         $    26
  Short-term investments                                         244             394
  Accounts receivable, net                                       732           1,178
  Other current assets, net                                      146             176
                                                             -------         -------
    Total current assets                                       1,135           1,774

Property and equipment, net                                      628             685
Goodwill and other intangible assets, net                      2,242           2,329
                                                             -------         -------
Other assets                                                     121             114
                                                             -------         -------
    Total assets                                             $ 4,126         $ 4,902
                                                             =======         =======
Liabilities and Stockholders' Equity
Current liabilities
  Notes payable and capital lease obligations                $   711         $   919
  Notes payable to related parties                               225             125
  Accounts payable                                             1,939           1,712
  Accrued payroll and related benefits                           152             147
  Deferred revenue                                               416             445
  Other accrued liabilities                                      187             389
                                                             -------         -------
    Total current liabilities                                  3,630           3,737
                                                             -------         -------
Capital lease obligations, net of current portion                 22              32

Commitments and contingencies                                      -               -
                                                             -------         -------
Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated;
      13,200 shares issued and outstanding; aggregate
      liquidation preference of $475                               1               1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                         1               1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                           1               1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    22,155,575 and 21,830,575 shares issued; 22,060,384 and
    21,735,384 shares outstanding                                222             218
  Additional paid-in capital                                  61,567          61,489
  Accumulated other comprehensive income (loss)                 (150)              -
  Treasury stock, at cost; 95,191 shares                        (209)           (209)
  Retained deficit                                           (60,959)        (60,368)
                                                             -------         -------
    Total stockholders' equity                                   474           1,133
                                                             -------         -------
    Total liabilities and stockholders' equity               $ 4,126         $ 4,902
                                                             =======         =======

               See accompanying notes to consolidated financial statements.

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)


                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                1999           1998
                                                              -------        -------
Cash flows from (used for) operating activities
  Net loss                                                    $  (591)       $ (992)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                 154           183
    Decrease in accounts receivable                               446           177
    (Increase) decrease in other current assets                    30           (33)
    Increase in other assets                                       (7)            -
    Increase in accounts payable                                  227           241
    Decrease in accrued liabilities                              (145)          (27)
                                                              -------        ------
Net cash from (used for) operating activities                     114          (451)
                                                              -------        ------
Cash flows from (used) for investing activities
    Capital expenditures                                           (9)         (247)
                                                              -------        ------
Net cash used for investing activities                             (9)         (247)
                                                              -------        ------
Cash flows from (used for) financing activities
    Net borrowings under line of credit agreements               (265)            -
    Proceeds from issuance of notes payable                        57             -
    Proceeds from issuance of notes payable
      to related parties                                          100             -
    Repayment of capital lease obligations                        (10)            -
    Proceeds from stock option exercises                            -            40
                                                              -------        ------
Net cash from (used for) financing activities                    (118)           40
                                                              -------        ------
Net decrease in cash and equivalents                              (13)         (658)

Cash and equivalents, beginning of period                          26           771
                                                              -------        ------
Cash and equivalents, end of period                           $    13        $  113
                                                              =======        ======









            See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Star Technologies, Inc. ("Star" or the "Company") is a provider of high-quality products and services for government and commercial users worldwide involved in data capture, image capture and document imaging. Star's PowerScan subsidiary designs, develops and supplies a complete line of document image capture and processing software. Star also offers a wide range of outsourcing data entry and document imaging services through its Curran Data Technologies subsidiary. Star's long-term growth plan is to build market presence in the document imaging market by forging key strategic and marketing alliances, developing new products and capabilities, and through strategic acquisitions and technology partnerships.


NOTE 1 - Financial Information

     The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The interim consolidated financial information should be read in conjunction with the Company's Report on Form 10-K, Commission file number 0-13318, for the year ending December 31, 1998.

     Certain 1998 amounts have been reclassified for comparative purposes.


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

Net income (loss) per share

     Basic and diluted net income (loss) per share were computed in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                                         Three Months Ended
                                                             March 31,
                                                          1999       1998
                                                         -------    -------
     Basic weighted average common shares                21,898     21,306

     Convertible preferred stock                          2,081      2,081
                                                         ------     ------
     Diluted weighted average common shares              23,979     23,387
                                                         ======     ======

NOTE 3 - Short-Term Investments

     At March 31, 1999 and December 31, 1998, short-term investments include 83,000 shares of common stock of Lumisys, Inc. ("Lumisys") acquired from the sale of the Company's medical imaging archival technology in July 1997. The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.


NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $13,000 at March 31, 1999 and December 31, 1998.


NOTE 5 - Related Party Transactions

Indebtedness to certain directors and officers

     At March 31, 1999 and December 31, 1998, the Company was indebted to a Director for consulting services in the amount of $113,000 and $96,000, respectively.

     In March 1999, the Company entered into a $100,000 subordinated note agreement with an Officer of the Company. The note is secured by certain assets of the Company, bears interest at 10% and is due in June 1999.

     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by certain assets of the Company, and totaled $125,000 at March 31, 1999 and December 31, 1998. The note, originally due in February 1999, was extended until August 1999. The note bears interest at 12% through February 1999 and 10% thereafter. The Director has the option to convert the note into shares of the Company's common stock, at a 30% discount on the conversion date, if the note is not repaid on the maturity date. The value of the beneficial conversion feature is not considered to be significant.

NOTE 6 - Notes Payable

      The table below reflects the amounts outstanding under the Company's notes payable and capital lease obligations at March 31, 1999 and December
31, 1998.  (Amounts are in thousands.)
                                                       At March 31,      At December 31,
                                                           1999               1998
  --------------------------------------------------------------------------------------
  Revolving line of credit up to $750, due on
    demand, interest at prime plus 3%, secured
    by substantially all assets.......................    $  264            $  510
  Bank line of credit, interest at prime plus 1%,
    secured by the Company's short-term investment
    in Lumisys, Inc. common stock.....................       245               264
  Secured promissory note, interest at 12%, due on
    demand............................................       114               114
  Secured promissory note with a Director, expiring
    August 1999, interest at 12% through February 1999
    and 10% thereafter (See Note 5)...................       125               125
  Secured promissory note with an officer, expiring
    June 1999, interest at 10% (See Note 5)...........       100                 -
  Promissory note, expiring January 2000, non-interest
    bearing except upon default.......................        57                 -
  Capital lease obligations...........................        53                63
  --------------------------------------------------------------------------------------
  Total...............................................       958             1,076
  Less current portion................................       936             1,044
  --------------------------------------------------------------------------------------
  Non-current portion.................................    $   22            $   32
  ======================================================================================

     In February 1999, the Company issued a promissory note to Intrafed, Inc. The note is payable in monthly amounts from March 1999 through January 2000 and is without interest except in the case of default, in which event interest accrues at 18% per annum until paid. The note totaled $57,000 at March 31, 1999.

     In April 1998, the Company entered into a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At March 31, 1999, the Company had borrowed $264,000 under this line of credit and had $62,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     In April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The Company is in the process of renewing the line of credit. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock market value. At March 31, 1999 the Company had borrowed all that was currently available under this line of credit. Such borrowings totaled $245,000 and $264,000 at March 31, 1999 and December 31, 1998, respectively.

     The Company has a secured promissory note with a vendor in the amount of $114,000 at March 31, 1999. The note bears interest of 9.5% per annum through September 1998, and 12% thereafter. The Company is currently in default with respect to its payment obligations under this note. Such default has resulted in the creditor having the right to accelerate the balance due under the note and exercise other rights available under the law, including foreclosing on CDT's essential computer equipment serving as collateral for such note. The Company is working with the creditor to restructure the timing of remaining payments thereunder. There can be no assurances that such creditor will agree to waive all existing defaults and extend the timing of remaining payments due under the note. The existence of such default may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.


NOTE  7 - Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new disclosure requirements with respect to comprehensive income (loss) are as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                          1999        1998
                                                         -------    -------
     Net loss, as reported                               $  (591)   $  (992)

     Unrealized loss on investment                          (150)       (35)
                                                         -------    -------
       Total comprehensive income (loss)                 $  (741)   $(1,027)
                                                         =======    =======

NOTE 8 - Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by Star's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Star's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services. The Company's reportable operating segments include products and related services and data entry and imaging services. The accounting policies of the Company's operating segments are the same.

     Summarized information concerning the reportable segments is presented in the following table (in thousands).

                                                    Data
                                       Products     Entry
                                         and         and
                                       Related     Imaging
                                       Services    Services    Other*     Total
                                       --------    --------   -------    -------
   Quarter ended March 31, 1999:
     Revenue                            $   833    $  407     $     2    $ 1,242
     Depreciation and amortization      $   109    $   43     $     2    $   154
     Net loss                           $  (375)   $  (99)    $  (117)   $  (591)
     Total assets                       $ 2,806    $1,005     $   315    $ 4,126
     Capital expenditures               $     9    $    -     $     -    $     9

   Quarter ended March 31, 1998:
     Revenue                            $   564    $  488     $    91    $ 1,143
     Depreciation and amortization      $   130    $   37     $    16    $   183
     Net loss                           $  (757)   $  (88)    $  (272)   $(1,117)
     Total assets                       $ 3,011    $1,129     $   750    $ 4,890
     Capital expenditures               $    18    $  229     $     -    $   247

   * Other includes customer service revenue and expenses associated with the Company's older medical imaging products as well as corporate expenses for executive and financial compensation and benefits, legal, accounting, insurance, occupancy and other corporate costs.

   Substantially all sales were made domestically and all assets are held in the United States.


NOTE 9 - Liquidity

   As of March 31, 1999, the Company had a working capital deficit of $2.5 million due to recurring operating losses. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenue or obtaining additional financing, the Company may be required to make additional reductions in operating expenses or sell certain assets, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

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

     As of April 30, 1999, the Company has received an aggregate of $400,000 from an officer, a director and a private investor for short-term cash requirements. (See Management's Discussion and Analysis-Liquidity.) In view of the Company's additional liquidity requirements, the Company may continue to seek to sell additional equity or convertible debt securities or pursue debt financing arrangements. There can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result, substantial doubt exists regarding the Company's ability to meet its obligations in 1999 and to continue as a going concern.


   Item 2  Management's Discussion and Analysis of Results of
           Operations and Financial Condition

   The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ending December 31, 1998. This Quarterly Report, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to risks and uncertainties. Forward-looking statements relate to, among other things:
(1) the outcome of our growth strategy, (2) anticipated new product introductions and market acceptance. (3) future liquidity and capital expenditures, (4) the ability to obtain financing and service debt and other obligations, and (5) the projected growth of the document imaging industry. You may identify these statements by forward-looking words such as "may," "will," "expects," "anticipates," "believe," "estimate," "plan," "scheduled," "potential," and similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that we will achieve these expectations.
Our actual results and events may differ materially from what we currently expect. Important factors that could cause our actual results to differ materially from the forward-looking statements in this report on Form 10-Q are set forth in the "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of the Company's annual report on Form 10-K for the year ended December 31, 1998. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Corporate Repositioning

   Star Technologies, Inc. ("Star" or the "Company") is a provider of high-quality products and services for government and commercial users worldwide involved in data capture, image capture and document imaging. Star's PowerScan subsidiary designs, develops and supplies a complete line of document image capture and processing software. Star also offers a wide range of outsourcing data entry and document imaging services through its Curran Data Technologies subsidiary. Star's long-term growth plan is to build market presence in the document imaging market by forging key strategic and marketing alliances, developing new products and capabilities, and through strategic acquisitions and technology partnerships.

Results of Operations


Revenue

   Total revenue for the three months ended March 31, 1999 increased 9% to $1,242,000 from $1,143,000 for the same period a year ago. Product revenue was $608,000 and $327,000 for the three months ended March 31, 1999 and 1998, respectively, representing 49% and 29% of total revenue for such periods.
The increase in the dollar amount of product revenue is primarily attributable to higher sales of computer hardware and scanning equipment as well as higher sales of software in the current quarter. Product revenue consists of revenue from the sale of PowerScan and StageWorks software as well as computer hardware and scanning equipment.

   Service revenue was $634,000 and $816,000 for the three months ended March 31, 1999 and 1998, respectively, representing 51% and 71% of total revenue for such periods. The decrease in the dollar amount of service revenue is primarily attributable to lower revenue from data entry and imaging services and customer service revenue on the Company's older medical imaging products in the current quarter. Service revenue consists of revenue from data entry and imaging services, maintenance, integration, installation, and systems training provided to the Company's customers.

   In April 1999, the Company introduced IDEA, Integrated Digital Environment Access, a new family of software products for the capture and processing of digital objects in a fully integrated environment. IDEA is designed to address user requirements to provide an integrated platform for the processing of digital objects. With IDEA, users will now be able to capture and process not only paper and film, but also other digital objects such as audio, visual, and electronic objects, in a single, integrated environment. Using the digital object as the basic building block in the system, users can quickly and easily "snap in" additional capture technologies such as forms and item processing. The system is Windows/NT based and was designed and developed using COM/DCOM object programming. IDEA is distinguished by its use of non-proprietary ODBC databases. These products will be ready for shipment during the second quarter of 1999.

Cost of Revenue

   Cost of product revenue was $321,000 and $61,000 for the three months ended March 31, 1999 and 1998, respectively, representing 53% and 19% of total product revenue in the respective periods. The increase in cost of product revenue is primarily attributable to higher sales of computer hardware and scanning equipment in the current quarter. Cost of product revenue primarily includes costs associated with the purchase of hardware products and scanning equipment for resale. The Company purchases such items at the customer's request and does not stock an inventory of such items. The cost of product revenue as a percentage of product revenue may vary from period to period depending on the ratio of software revenue, which has a lower cost, to hardware revenue.

   Cost of service revenue was $464,000 and $607,000 for the three months ended March 31, 1999 and 1998, respectively, representing 73% and 74% of total service revenue in the respective periods. Cost of service revenue primarily includes compensation and related benefits, non-employee labor costs and other direct costs associated with the Company's data entry and imaging services.

Research and Development

   Research and development ("R&D") expenses consist primarily of: compensation and related benefits; the use of independent contractors for development projects; and an allocated portion of general overhead costs, including occupancy. R&D expenses were $281,000 and $189,000 for the three-month period ended March 31, 1999 and 1998, respectively, representing 23% and 17% of total revenue in the respective periods. The increase in the dollar amount of R&D expenses for the three month period ended March 31, 1999 compared to the same period of the prior year is primarily attributable to expenses associated with new product development as the Company hired more engineers to meet the development schedule. At March 31, 1999, the research and development staff consisted of 16 employees. The Company believes that R&D expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenue.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. SG&A expenses for the three months ended March 31, 1999, were $846,000, compared to $1.4 million for the same period a year ago. The 40% decrease in SG&A expenses is primarily due to the Company's cost reduction actions, elimination of duplicate costs associated with the Company's two acquisitions and the facility consolidation during the prior year. In addition, SG&A expenses during the quarter ended March 31, 1998 included $325,000 of charges associated with severance costs for the departure of an officer of the Company.

Interest and Other Income

   During the three months ended March 31, 1999, the Company incurred $29,000 of net interest expense. During the three months ended March 31, 1998, the Company earned $5,000 of net interest income. Other income for the three months ended March 31, 1999 included $125,000 from the sale of the Company's former internet domain name.

Net Loss

   The net loss for the three months ended March 31, 1999 was $591,000 ($.03 per share) compared with a net loss of $1,117,000 ($.05 per share) for the same period of the prior year. In spite of the net loss, management continues to believe that the document imaging market is a significant market. Management believes it has made investments in the talent and technology necessary to establish the Company in this marketplace. However, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

Liquidity and Capital Resources

     The Company's net losses from operations and acquisitions to date have consumed substantial amounts of cash. At March 31, 1999, the Company had a working capital deficit of $2.5 million. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, will require the availability of additional funds for the foreseeable future. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Without continued increases in revenue or obtaining additional financing, the Company may be required to make additional reductions in operating expenses or sell certain assets, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

     In April 1999, the Company entered into a $100,000 subordinated note agreement with a private investor. The note is secured by certain assets of the Company, carries interest at 10% per annum and is due in August 1999.

     In March 1999 and April 1999, the Company entered into subordinated note agreements with an officer of the Company in the amounts of $100,000 and $75,000, respectively. Both notes are secured by certain assets of the Company, carry interest at 10% per annum and are due in June 1999.

     In February 1999, the Company issued a promissory note to Intrafed, Inc. The note is payable in monthly amounts from March 1999 through January 2000 and is without interest except in the case of default, in which event interest accrues at 18% per annum until paid. The note totaled $57,000 at March 31, 1999.

     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by certain assets of the Company and totaled $125,000 at March 31, 1999. The note, originally due in February 1999, was extended until August 1999. The note bears interest at 12% through February 1999 and 10% thereafter. The Director has the option to convert the note into shares of the Company's common stock, at a 30% discount at the date of conversion, if the note is not repaid on the maturity date.

     In April 1998, the Company entered into a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At March 31, 1999, the Company had borrowed $264,000 under this line of credit and had $62,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     In April 1998, the Company entered into a one-year $300,000 line of credit with a bank. The Company is in the process of renewing the line of credit. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and allows borrowings of up to 70% of the Lumisys stock's market value. At March 31, 1999, the Company had borrowed all that was currently available under this line of credit. Such borrowings totaled $245,000 at March 31, 1999.

     The Company has a secured promissory note with a vendor in the amount of $114,000 at March 31, 1999. The note bears interest of 9.5% per annum through September 1998, and 12% thereafter. The Company is currently in default with respect to its payment obligations under this note. Such default has resulted in the creditor having the right to accelerate the balance due under the note and exercise other rights available under the law, including foreclosing on CDT's essential computer equipment serving as collateral for such note. The Company is working with the creditor to restructure the timing of remaining payments thereunder. There can be no assurances that such creditor will agree to waive all existing defaults and extend the timing of remaining payments due under the note. The existence of such default may also activate cross-default provisions under the Company's working capital line of credit and its bank line of credit.

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

     The Company's Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock totaled $525,000 as of March 31, 1999. The Company does not intend to declare any dividend on the Preferred Stock or Common Stock and intends to retain any future earnings to finance the expansion and development of its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of the Preferred Stock and certain debt holders.

     The Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of goodwill to future net cash flows expected to be generated from the acquired business. Since the acquisition, the Company has generated losses and negative cash flows. In the event the Company remains unprofitable, the PowerScan goodwill could be impaired. The Company will continue to re-evaluate such recoverability of the PowerScan goodwill during each quarter of 1999. If the asset is considered to be impaired, the Company will write down the asset by the amount by which the carrying amount of the asset exceeds fair value. No impairment was determined at March 31, 1999 based on this analysis.

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

     With respect to its internal computer systems, the Company's Year 2000 corrective actions include reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company continues to implement the systems and programming changes necessary to address Year 2000 issues with respect to its internal systems and anticipates completion by the fourth quarter of 1999. The Company has not incurred significant costs to date and does not believe that the cost of additional actions will have a material adverse effect on its financial condition or results of operations. Contingency plans are being developed which include the purchase of off-the-shelf accounting software in the event existing systems cannot be corrected. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STAR TECHNOLOGIES, INC.


Dated:  May 24, 1999            /s/ Brenda A. Potosnak
        ------------            ------------------------
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













*Incorporated by reference.
                                    -16-