Form 10-Q
period 1999-06-30
STAR TECHNOLOGIES INC
filed 1999-08-16
CIK 733871

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1999                Commission File Number 0-13318



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

                           Yes   X         No



   22,060,384 shares of Common Stock were outstanding as of June 30, 1999.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                           (In thousands, except per share data)
                                                Three Months Ended  Six Months Ended
                                                     June 30,           June 30,
                                                 1999      1998      1999      1998

Revenue
  Products                                      $  579    $  539    $ 1,187   $   866
  Services                                         642     1,002      1,276     1,818
                                                ------    ------    -------   -------
                                                 1,221     1,541      2,463     2,684
                                                ------    ------    -------   -------
Cost of revenue
  Products                                          90       140        411       201
  Services                                         502       680        966     1,287
                                                ------    ------    -------   -------
                                                   592       820      1,377     1,488
                                                ------    ------    -------   -------
Gross margin                                       629       721      1,086     1,196
                                                ------    ------    -------   -------
Operating expenses
  Research and development                         273       218        554       407
  Selling, general and administrative              973     1,160      1,819     2,564
                                                ------    ------    -------   -------
    Total operating expenses                     1,246     1,378      2,373     2,971
                                                ------    ------    -------   -------
Operating loss                                    (617)     (657)    (1,287)   (1,775)

Interest and other income (expense), net           (37)       (8)        42        (7)
                                                ------    ------    -------   -------
Net loss before provision for income taxes        (654)     (665)    (1,245)   (1,782)

Provision for income taxes                           -         -          -         -
                                                ------    ------    -------   -------
Net loss                                        $ (654)   $ (665)   $(1,245)  $(1,782)
                                                ======    ======    =======   =======

Net loss                                        $ (654)   $ (665)   $(1,245)  $(1,782)
Preferred stock dividend requirement               (50)      (50)      (100)     (100)
                                                ------    ------    -------   -------
  Net loss applicable to common shares          $ (704)   $ (715)   $(1,345)  $(1,882)
                                                ======    ======    =======   =======

Earnings (loss) per share
  Basic                                         $ (.03)   $ (.03)   $  (.06)   $ (.09)
  Diluted                                       $ (.03)   $ (.03)   $  (.06)   $ (.09)

Weighted average common shares outstanding
  Basic                                         22,060    21,506     21,968    21,406
  Diluted                                       24,141    23,587     24,049    23,487

                See accompanying notes to consolidated financial statements.

                       STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                     (Unaudited)
                          (In thousands, except share data)
                                                              June 30,     December 31,
Assets                                                         1999            1998
Current assets
  Cash                                                       $    25         $    26
  Short-term investments                                         272             394
  Accounts receivable, net                                       866           1,178
  Other current assets, net                                       77             176
                                                             -------         -------
    Total current assets                                       1,240           1,774

Property and equipment, net                                      565             685
Goodwill and other intangible assets, net                      2,156           2,329
Other assets                                                     121             114
                                                             -------         -------
    Total assets                                             $ 4,082         $ 4,902
                                                             =======         =======
Liabilities and Stockholders' Equity
Current liabilities
  Notes payable and capital lease obligations                $   789         $   919
  Notes payable to related parties                               400             125
  Accounts payable                                             2,214           1,712
  Accrued payroll and related benefits                           160             147
  Deferred revenue                                               412             445
  Other accrued liabilities                                      241             389
                                                             -------         -------
    Total current liabilities                                  4,216           3,737
                                                             -------         -------
Capital lease obligations, net of current portion                 18              32

Commitments and contingencies                                      -               -
                                                             -------         -------
Stockholders' equity
  Preferred stock; $.01 par value; 1,000,000 shares authorized
    Series A convertible; 500,000 shares designated;
      13,200 shares issued and outstanding; aggregate
      liquidation preference of $475                               1               1
    Series B convertible; 120,117 shares designated; 11,917
      shares issued and outstanding; aggregate liquidation
      preference of $1,192                                         1               1
    Series C convertible; 80,079 shares designated; 7,945
      shares issued and outstanding; aggregate liquidation
      preference of $795                                           1               1
  Common stock; $.01 par value; 60,000,000 shares authorized;
    22,155,575 and 21,830,575 shares issued; 22,060,384 and
    21,735,384 shares outstanding                                222             218
  Additional paid-in capital                                  61,567          61,489
  Accumulated other comprehensive income (loss)                 (122)              -
  Treasury stock, at cost; 95,191 shares                        (209)           (209)
  Retained deficit                                           (61,613)        (60,368)
                                                             -------         -------
    Total stockholders' equity                                  (152)          1,133
                                                             -------         -------
    Total liabilities and stockholders' equity               $ 4,082         $ 4,902
                                                             =======         =======

               See accompanying notes to consolidated financial statements.

                         STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)

                                                                 Six Months Ended
                                                                      June 30,

                                                                1999           1998

Cash flows from (used for) operating activities
  Net loss                                                    $(1,245)       $(1,782)

Adjustments to reconcile net loss to net cash
  from (used for) operating activities
    Depreciation and amortization                                 303            369
    Stock compensation expense                                      -            125
    Loss on sale of property and equipment                          -             26
    (Increase) decrease in accounts receivable                    312           (227)
    (Increase) decrease in other current assets                    99            (38)
    Increase in other assets                                       (7)             -
    Increase in accounts payable                                  502            591
    Decrease in accrued liabilities                               (87)          (109)
                                                              -------        -------
Net cash from (used for) operating activities                    (123)        (1,045)
                                                              -------        -------
Cash flows from (used) for investing activities
    Capital expenditures                                           (9)          (342)
                                                              -------        -------
Net cash used for investing activities                             (9)          (342)
                                                              -------        -------
Cash flows from (used for) financing activities
    Net borrowings under line of credit agreements               (170)           589
    Proceeds from issuance of notes payable                        40              -
    Proceeds from issuance of notes payable
      to related parties                                          275              -
    Repayment of capital lease obligations                        (14)             -
    Proceeds from stock option exercises                            -             40
                                                              -------        -------
Net cash from (used for) financing activities                     131            629
                                                              -------        -------
Net decrease in cash and equivalents                               (1)          (758)

Cash and equivalents, beginning of period                          26            771
                                                              -------        -------
Cash and equivalents, end of period                           $    25        $    13
                                                              =======        =======







            See accompanying notes to consolidated financial statements.

                  STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Star Technologies, Inc. ("Star" or the "Company") is a provider of high-quality products and services for government and commercial users worldwide involved in data capture, image capture and document imaging. Star's PowerScan subsidiary designs, develops and supplies a complete line of document image capture and processing software. Star also offers a wide range of outsourcing data entry and document imaging services through its Curran Data Technologies subsidiary. Star's long-term growth plan is to build market presence in the document imaging market by forging key strategic and marketing alliances, developing new products and capabilities, and through strategic technology partnerships.


NOTE 1 - Financial Information

     The interim consolidated financial statements presented herein are unaudited. They reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Net income (loss) per share

     Basic and diluted net income (loss) per share were computed in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The differences between basic weighted average common shares outstanding and diluted weighted average common shares outstanding are as follows (in thousands):

                                               Three Months Ended   Six Months Ended
                                                    June 30,             June 30,
                                                 1999      1998      1999      1998

  Basic weighted average common shares         22,060    21,506     21,968    21,406

  Convertible preferred stock                   2,081     2,081      2,081     2,081
                                               ------    ------     ------    ------
  Diluted weighted average common shares       24,141    23,587     24,049    23,487
                                               ======    ======     ======    ======

NOTE 3 - Short-Term Investments

     At June 30, 1999 and December 31, 1998, short-term investments include 83,000 shares of common stock of Lumisys, Inc. ("Lumisys") acquired from the sale of the Company's medical imaging archival technology in July 1997. The Company does not actively seek to trade this investment for purposes of maximizing trading gains and classifies it as "available for sale." Accordingly, the temporary excess (deficiency) of market value over (under) the underlying cost is reported as an unrealized gain (loss) as a separate component of stockholders' equity.


NOTE 4 - Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $13,000 at June 30, 1999 and December 31, 1998.


NOTE 5 - Related Party Transactions

Indebtedness to certain directors and officers

     At June 30, 1999 and December 31, 1998, the Company was indebted to a Director for consulting services in the amount of $137,000 and $96,000, respectively. The Company and the Director understand that payment for these services will be deferred or delayed until more critical vendor obligations are satisfied.

     In April 1999, the Company entered into a $100,000 subordinated note agreement with a Director. The proceeds of the note were used to fund short-term operating needs. The note is secured by stock of the CDT subsidiary and other certain assets of the Company, carries interest at 10% per annum and is due in August 1999. The Company does not expect to make payment in August and anticipates that the note will be extended approximately 120 days.

     In March and April 1999, the Company entered into subordinated note agreements with an Officer of the Company in the amounts of $100,000 and $75,000, respectively. The proceeds of the notes were used to fund short-term operating needs. The notes are secured by stock of the CDT subsidiary and other certain assets of the Company and bear interest at 10% per annum. The notes, originally due in June 1999, were extended to August 1999. The Company does not expect to make payment in August and anticipates that the notes will be extended approximately 120 days.

     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by stock of the CDT subsidiary and certain assets of the Company, and totaled $125,000 at June 30, 1999 and December 31, 1998. The note, originally due in February 1999, was extended until August 1999. The note bears interest at 12% through February 1999 and 10% thereafter. The Company does not expect to make payment in August and anticipates that the note will be extended approximately 120 days.


NOTE 6 - Notes Payable

      The table below reflects the amounts outstanding under the Company's notes payable and capital lease obligations at June 30, 1999 and December 31, 1998. (Amounts are in thousands.)

                                                       At June 31,    At December 31,
                                                           1999            1998
  -------------------------------------------------------------------------------------
  Revolving line of credit up to $750, due on
    demand, interest at prime plus 3%, secured
    by substantially all assets.......................    $  359         $  510
  Bank line of credit, interest at prime plus 1%,
    secured by the Company's short-term investment
    in Lumisys, Inc. common stock.....................       245            264
  Secured promissory note, interest at 12%, due on
    demand............................................       114            114
  Secured promissory note with a Director, expiring
    August 1999, interest at 12% through February 1999
    and 10% thereafter (See Note 5)...................       125            125
  Secured promissory note with an officer, expiring
    June 1999, interest at 10% (See Note 5)...........       175              -
  Secured promissory note with a Director, expiring
    August 1999, interest at 10% (see Note 5).........       100              -
  Promissory note, expiring January 2000, non-interest
    bearing except upon default.......................        40              -
  Capital lease obligations...........................        49             63
  -------------------------------------------------------------------------------------
  Total...............................................     1,207          1,076
  Less current portion................................     1,189          1,044
  -------------------------------------------------------------------------------------
  Non-current portion.................................    $   18         $   32
  =====================================================================================

     The Company has a secured promissory note with a vendor in the amount of $114,000 at June 30, 1999. The notes bear interest of 12% per annum. The Company is currently in default with respect to its payment obligations under this note. In July 1999, the vendor took legal action to obtain an agreed judgment against the Company in the amount of $119,255, representing the principal, interest, attorney's fees and costs of collection due and owing under the note. The terms of the judgment stipulate a repayment schedule of biweekly payments of $3,000 beginning in August 1999, increasing to $5,000 in October 1999, with a final payment at December 31, 1999 of $72,000.

     In the event the Company fails to comply with this repayment schedule, the vendor has the right to take any and all legal action to enforce payment of the entire amount due and, among other things, to foreclosure sale of computer equipment securing the note. Such computer equipment is essential to CDT's continuing operations.

     In February 1999, the Company issued a promissory note to Intrafed, Inc. in the principal amount of $82,500. The outstanding principal balance under the note totaled $40,000 at June 30, 1999, to be paid over eight monthly installments. The Company has failed to pay such installments and is accordingly in default under the note. Intrafed has taken steps to have a judgment entered against the Company in the Circuit Court for Montgomery County, Maryland in the amount of $53,660, representing the principal amount outstanding under the note, attorney's fees and interest at a default rate of 18% per annum which will continue to accrue until the amounts due are paid.

     The Company has a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At June 30, 1999, the Company had borrowed $359,000 under this line of credit and had $18,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     In August 1999, the Company entered into a second two-month extension of its $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, and carries interest at prime plus one percent and is due September 30, 1999. At June 30, 1999 the Company had borrowed all that was currently available under this line of credit. Such borrowings totaled $245,000 and $264,000 at June 30, 1999 and December 31, 1998, respectively.

     Both of the Company's primary lines of credit contain cross-default provisions which provide its lenders with the right to declare such lines to be in default based on the above-described defaults under the notes issued in favor of Intrafed and the vendor, and exercise the rights and remedies provided for under such lines of credit.

NOTE  7 - Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new disclosure requirements with respect to comprehensive income (loss) are as follows (in thousands):

                                                  Three Months Ended   Six Months Ended
                                                       June 30,             June 30,
                                                    1999      1998      1999      1998

  Net loss, as reported                           $  (654)  $  (665)  $(1,245)  $(1,782)

  Unrealized loss on investment                        28       (58)     (122)      (93)
                                                  -------   -------   -------   -------
    Total comprehensive income (loss)             $  (626)  $  (723)  $(1,367)  $(1,875)
                                                  =======   =======   =======   =======

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

                                                    Data
                                       Products     Entry
                                         and         and
                                       Related     Imaging
                                       Services    Services    Other*     Total

   Quarter ended June 30, 1999:
     Revenue                            $   565    $   436    $   220    $ 1,221
     Depreciation and amortization      $   105    $    41    $     3    $   149
     Net loss                           $  (471)   $  (152)   $   (31)   $  (654)
     Total assets                       $ 2,575    $   970    $   537    $ 4,082
     Capital expenditures               $     -    $     -    $     -    $     -

   Quarter ended June 30, 1998:
     Revenue                            $   784    $   687    $    70    $ 1,541
     Depreciation and amortization      $   124    $    48    $    14    $   186
     Net loss                           $  (262)   $   (64)   $  (339)   $  (665)
     Total assets                       $ 3,284    $ 1,171    $   569    $ 5,024
     Capital expenditures               $     -    $    95    $     -    $    95

   Six Months ended June 30, 1999:
     Revenue                            $ 1,398    $   843    $   222    $ 2,463
     Depreciation and amortization      $   214    $    84    $     5    $   303
     Net loss                           $  (846)   $  (251)   $  (148)   $(1,245)
     Total assets                       $ 2,575    $   970    $   537    $ 4,082
     Capital expenditures               $     9    $     -    $     -    $     9

   Six Months ended June 30, 1998:
     Revenue                            $ 1,348    $ 1,175    $   161    $ 2,684
     Depreciation and amortization      $   254    $    85    $    30    $   369
     Net loss                           $(1,019)   $  (152)   $  (611)   $(1,782)
     Total assets                       $ 3,284    $ 1,171    $   569    $ 5,024
     Capital expenditures               $    18    $   324    $     -    $   342


   * Other includes customer service revenue and expenses associated with the Company's older medical imaging products as well as corporate expenses for executive and financial compensation and benefits, legal, accounting, insurance, occupancy and other corporate costs.

   Substantially all sales were made domestically and all assets are held in the United States.
                                     -8-

NOTE 9 - Liquidity

      As of June 30, 1999, the Company had a working capital deficit of $3.0 million due to recurring operating losses. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, require additional financing.
Further, the Company must continue to negotiate with its creditors (including vendors and service providers) to extend the terms of repayment of outstanding indebtedness and to obtain the agreement of such creditors to forego exercising the rights and remedies available under such indebtedness. There can be no assurance that the Company's efforts to raise additional capital or negotiate with its creditors will be successful. As a result, substantial doubt exists regarding the Company's ability to meet its obligations during the second half of fiscal 1999 and to continue as a going concern.

        As of April 30, 1999, the Company has received an aggregate of $400,000 from an officer and directors for short-term cash requirements.
(See Note 5 and Management's Discussion and Analysis-Liquidity.) In the three-month period ended June 30, 1999, the Company sold certain medical imaging equipment used in a discontinued business line for $215,000. The Company's cash-flow constraints may necessitate the sale of additional assets, if it can identify a buyer for such assets, or the additional scaling back of operations, which may have a material adverse effect on the Company and its results of operations.



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

Corporate Repositioning

      Star Technologies, Inc. ("Star" or the "Company") is a provider of high-quality products and services for government and commercial users worldwide involved in data capture, image capture and document imaging. Star's PowerScan subsidiary designs, develops and supplies a complete line of document image capture and processing software. Star also offers a wide range of outsourcing data entry and document imaging services through its Curran Data Technologies subsidiary. Star's long-term growth plan is to build market presence in the document imaging market by forging key strategic and marketing alliances, developing new products and capabilities, and through strategic technology partnerships.


Results of Operations

Revenue

      Total revenue for the three months ended June 30, 1999 decreased 21% to $1,221,000 from $1,541,000 for the same period a year ago. Total revenue for the six months ended June 30, 1999 decreased 8% to 2,463,000 from $2,684,000 for the same period a year ago.

      Product revenue generally consists of revenue from the sale of PowerScan, StageWorks and IDEA software as well as computer hardware and scanning equipment. Product revenue was $579,000 and $539,000 for the three months ended June 30, 1999 and 1998, respectively, representing 47% and 35% of total revenue for such periods. Product revenue for the three months ended June 30, 1999 included revenue of $215,000 from the sale of the Company's former business line of medical imaging assets offset by a corresponding decrease in sales of computer hardware and scanning equipment.

      Product revenue was $1,187,000 and $866,000 for the six months ended June 30, 1999 and 1998, respectively, representing 48% and 32% of total revenue for such periods. The increase in the dollar amount of product revenue for the six months ended June 30, 1999 is primarily attributable to the sale of the medical imaging assets as well as higher sales of computer hardware and scanning equipment and document imaging software.

      Service revenue consists of revenue from data entry and imaging services, maintenance, integration, installation, and systems training provided to the Company's customers. Service revenue was $642,000 and $1,002,000 for the three months ended June 30, 1999 and 1998, respectively, representing 53% and 65% of total revenue for such periods. Service revenue was $1,276,000 and $1,818,000 for the six months ended June 30, 1999 and 1998, respectively, representing 52% and 68% of total revenue for such periods. The decrease in the dollar amount of service revenue for both comparative periods is primarily attributable to lower revenue from data entry and imaging services and customer service revenue on the Company's older medical imaging products in the current quarter.

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

      The IDEA family of products is currently comprised of IDEA Capture, IDEA Desktop, and the Client/Server versions. IDEA Capture is a full-featured application for the capture of digital objects and index data. IDEA Desktop is a complete, self-contained, single user workstation for the capture and processing of digital objects. The IDEA Client/Server version is a multi-user version that provides for the capture and processing of digital objects and is available with ODBC databases. The Company began shipment of IDEA Capture and IDEA Desktop in May and July 1999, respectively, and expects to commence shipments of the Client/Server version in September 1999.

Cost of Revenue

      Cost of product revenue was $90,000 and $140,000 for the three months ended June 30, 1999 and 1998, respectively, representing 16% and 26% of total product revenue in the respective periods. The decrease in cost of product revenue is primarily attributable to the lower amount of sales of hardware products and scanning equipment during the current quarter. Cost of product revenue was $411,000 and $201,000 for the six months ended June 30, 1999 and 1998, respectively, representing 35% and 23% of total product revenue in the respective periods. The increase in cost of product revenue is primarily attributable to higher sales of hardware and scanning equipment as well as costs associated with the sale of the medical imaging assets. Cost of product revenue primarily includes costs associated with the purchase of hardware products and scanning equipment for resale. The Company purchases such items at the customer's request and does not stock an inventory of such items. The cost of product revenue as a percentage of product revenue may vary from period to period depending on the ratio of software revenue, which has a lower cost, to hardware revenue.

      Cost of service revenue was $502,000 and $680,000 for the three months ended June 30, 1999 and 1998, respectively, representing 78% and 68% of total service revenue in the respective periods. Cost of service revenue was $966,000 and $1,287,000 for the six months ended June 30, 1999 and 1998, respectively, representing 76% and 71% of total service revenue in the respective periods. The decreases in cost of service revenue for both comparative periods are primarily attributable to lower revenue from data entry and imaging services. Cost of service revenue primarily includes compensation and related benefits, non-employee labor costs and other direct costs associated with the Company's data entry and imaging services.

Research and Development

      Research and development ("R&D") expenses consist primarily of: compensation and related benefits; the use of independent contractors for development projects; and an allocated portion of general overhead costs, including occupancy. R&D expenses were $273,000 and $218,000 for the three-month period ended June 30, 1999 and 1998, respectively, representing 22% and 14% of total revenue in the respective periods. R&D expenses were $554,000 and $407,000 for the six-month periods ended June 30, 1999 and 1998, respectively, representing 22% and 15% of total revenue in the respective periods. The increase in the dollar amount of R&D expenses for the three-and six-month periods ended June 30, 1999 compared to the same periods of the prior year is primarily attributable to higher expenses associated with new product development for the IDEA products. At June 30, 1999, the research and development staff consisted of 14 employees. The Company believes that R&D expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenue.

Selling, General and Administrative

      Selling, general and administrative ("SG&A") expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. SG&A expenses for the three months ended June 30, 1999, decreased 16% to $973,000, from $1,160,000 for the same period a year ago. SG&A expenses for the six months ended June 30, 1999, decreased 29% to $1,819,000 from $2,564,000 for the same period a year ago. The percentage decreases in SG&A expenses for both comparative periods are primarily due to the Company's cost reduction actions, elimination of duplicate costs associated with the Company's two acquisitions and the facility consolidation during the prior year. In addition, SG&A expenses during the quarter ended March 31, 1998 included $325,000 of charges associated with the departure of an officer of the Company.

Interest and Other Income

      During the three months ended June 30, 1999 and 1998, the Company incurred $30,000 and $12,000, respectively, of net interest expense. During the six months ended June 30, 1999 and 1998, the Company incurred $59,000 and $9,000, respectively, of net interest expense. The increase in interest expense for both comparative periods reflects higher levels of borrowing under the Company's credit lines and additional debt incurred in the second half of last year and the current year. Other income for the six months ended June 30, 1999 included $125,000 from the sale of the Company's former internet domain name.

Net Loss

      The net loss for the three months ended March 31, 1999 was $654,000 ($.03 per share) compared with a net loss of $665,000 ($.03 per share) for the same period of the prior year. The net loss for the six months ended June 30, 1999 was $1,245,000 ($.06 per share) compared with a net loss of $1,782,000 ($.09 per share) for the same period of the prior year. In spite of the net loss, management continues to believe that the document imaging market is a significant market. Management believes it has made investments in the talent and technology necessary to establish the Company in this marketplace. However, there can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis or that it will be able to increase its revenue in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.
                                    -12-

Liquidity and Capital Resources

     The Company's net losses from operations and acquisitions to date have consumed substantial amounts of cash. At June 30, 1999, the Company had a working capital deficit of $3.0 million. The continuing operation of the Company's business, and the continued development and commercialization of its technology, products and services, require additional financing. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing.

     In addition, the Company is delinquent in its payments due many vendors and service providers of the Company. The Company must continue to negotiate with its creditors (including vendors and service providers) to extend the terms of repayment of outstanding indebtedness and to obtain the agreement of such creditors to forego exercising the rights and remedies available under such indebtedness. The Company is also delinquent in its payments to its landlord in Potomac, MD. The Company is currently involved in discussions with the landlord which include the reduction of existing rented space, payment plan for the outstanding balance and an early termination of the current lease. There can be no assurance that the Company's efforts to negotiate with its creditors or landlord will be successful.

     As of April 30, 1999, the Company has received an aggregate of $400,000 from an officer and directors for short-term cash requirements. (See Note 5.) In addition, the Company sold certain medical imaging equipment used in a discontinued business line for $215,000 during June 1999. The Company's cash-flow constraints may necessitate the sale of additional assets.

     Without increases in revenue or obtaining additional financing, the Company may be required to make additional reductions in operating expenses or sell certain assets, which may have a material adverse effect on the Company. If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company. There can be no assurance that the Company will be able to consummate any such transaction or raise adequate funds from such transaction to meet the Company's cash needs. As a result, substantial doubt exists regarding the Company's ability to meet its obligations in 1999 and to continue as a going concern.

     The Company has a secured promissory note with a vendor in the amount of $114,000 at June 30, 1999. The notes bear interest of 12% per annum. The Company is currently in default with respect to its payment obligations under this note. In July 1999, the vendor took legal action to obtain an agreed judgment against the Company in the amount of $119,255, representing the principal, interest, attorney's fees and costs of collection due and owing under the note. The terms of the judgment stipulate a repayment schedule of biweekly payments of $3,000 beginning in August 1999, increasing to $5,000 in October 1999, with a final payment at December 31, 1999 of $72,000.

     In the event the Company fails to comply with this repayment schedule, the vendor has the right to take any and all legal action to enforce payment of the entire amount due and, among other things, to foreclosure sale of computer equipment securing the note. Such computer equipment is essential to CDT's continuing operations.

     In April 1999, the Company entered into a $100,000 subordinated note agreement with a Director. The proceeds of the note were used to fund short-term operating needs. The note is secured by stock of the CDT subsidiary and other certain assets of the Company, carries interest at 10% per annum and is due in August 1999. The Company does not expect to make payment in August and anticipates that the note will be extended approximately 120 days.

     In March and April 1999, the Company entered into subordinated note agreements with an Officer of the Company in the amounts of $100,000 and $75,000, respectively. The proceeds of the notes were used to fund short-term operating needs. The notes are secured by stock of the CDT subsidiary and other certain assets of the Company and bear interest at 10% per annum. The notes, originally due in June 1999, were extended to August 1999. The Company does not expect to make payment in August and anticipates that the notes will be extended approximately 120 days.

     In February 1999, the Company issued a promissory note to Intrafed, Inc. in the principal amount of $82,500. The outstanding principal balance under the note totaled $40,000 at June 30, 1999, to be paid over eight monthly installments. The Company has failed to pay such installments and is accordingly in default under the note. Intrafed has taken steps to have a judgment entered against the Company in the Circuit Court for Montgomery County, Maryland in the amount of $53,660, representing the principal amount outstanding under the note, attorney's fees and interest at a default rate of 18% per annum which will continue to accrue until the amounts due are paid.

     In September 1998, the Company entered into a subordinated note agreement with a Director. The note is secured by stock of the CDT subsidiary and certain assets of the Company, and totaled $125,000 at June 30, 1999 and December 31, 1998. The note, originally due in February 1999, was extended until August 1999. The note bears interest at 12% through February 1999 and 10% thereafter. The Company does not expect to make payment in August and anticipates that the note will be extended approximately 120 days.

     The Company has a $750,000 working capital line of credit with a financial institution. The line of credit is secured by the Company's accounts receivable, inventory and other assets and allows borrowings of up to 80% of the eligible accounts receivable balance. The line of credit carries an interest rate of prime plus 3% as well as a service fee ranging from .75% to 1.5% of the amount borrowed. At June 30, 1999, the Company had borrowed $359,000 under this line of credit and had $18,000 available for future borrowings. Additional available credit under this facility will depend on the Company generating additional revenue.

     In August 1999, the Company entered into a second two-month extension of its $300,000 line of credit with a bank. The line of credit is secured by the Company's short-term investment in Lumisys common stock, carries interest at prime plus one percent and is due September 30, 1999. At June 30, 1999, the Company had borrowed all that was currently available under this line of credit. Such borrowings totaled $245,000 at June 30, 1999. In July, the Company liquidated 25,900 shares of this stock at prices ranging from $3.50 to $3.75 and accordingly reduced the line of credit.

     Both of the Company's primary lines of credit contain cross-default provisions which provide its lenders with the right to declare such lines to be in default based on the above-described defaults under the notes issued in favor of Intrafed and the vendor, and exercise the rights and remedies provided for under such lines of credit.

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

     The Company's Series B and Series C Senior Preferred Stock (the "Preferred Stock") currently accrues dividends at a rate of 10% per annum. To the extent declared, such dividends would be payable quarterly in the amount of $50,000 in cash. Unpaid cumulative dividends in arrears on the Preferred Stock totaled $575,000 as of June 30, 1999. The Company does not intend to declare any dividend on the Preferred Stock or Common Stock and intends to retain any future earnings to finance the expansion and development of its business. The Company is also restricted in the payment of dividends on its common stock by the rights of the holders of the Preferred Stock and certain debt holders.

     The Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of goodwill to future net cash flows expected to be generated from the acquired business. Since the acquisition, the Company has generated losses and negative cash flows. In the event the Company remains unprofitable, the PowerScan goodwill could be impaired. The Company will continue to re-evaluate such recoverability of the PowerScan goodwill during each quarter of 1999. If the asset is considered to be impaired, the Company will write down the asset by the amount by which the carrying amount of the asset exceeds fair value. No impairment was determined at June 30, 1999 based on this analysis.

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

     (b) Reports on Form 8-K.

         On June 18, 1999, the Company filed with the Commission a Current Report on Form 8-K, dated June 17, 1999, regarding the rescheduling of the 1999 Annual Shareholders Meeting from June 1999 to
         September 1999.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STAR TECHNOLOGIES, INC.


Dated:  August 16, 1999                /s/ Brenda A. Potosnak
                                       Brenda A. Potosnak
                                       Vice President of Finance and
                                       Administration, Secretary, Treasurer
                                       and Chief Financial Officer

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













*Incorporated by reference.
                                    -17-